Form 10-K
period 1994-02-27
TOWN & COUNTRY CORP
filed 1994-05-17
CIK 768608

02-94-13--AS ELECTRONICALLY FILED WITH THE S.E.C.

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K

[  x   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For Fiscal Year Ended       February 27, 1994
                             -----------------

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the Transition Period from                      to
                                 --------------------    -------------------

                      Commission File Number:    0-14394
                                                 -------

                   TOWN & COUNTRY CORPORATION
                   --------------------------
         (Exact name of Registrant as specified in its charter)

          Massachusetts                            04-2384321
         ---------------------------------------------------
         (State or other jurisdiction       (I.R.S. Employer
          of incorporation or                Identification
          organization)                      Number)

          25 Union Street, Chelsea, Massachusetts        02150
         ----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

    Registrant's telephone number, including area code  (617) 884-8500

   Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
    Title of each class                       on which registered
    -------------------                      ---------------------
    Class A Common Stock,
      $.01 par value                        American Stock Exchange
    =====================                   =======================

 Securities registered pursuant to Section 12(g) of the Act:    None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes  X     No
                                                      ----    ----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
 amendment to this Form 10-K      [   ]

 The aggregate market value of voting stock, based on the actual price at which the Class A common stock sold, held by non-affiliates of the Registrant was $58,881,603 as of April 11, 1994.

 On April 11, 1994, the Registrant had outstanding 20,755,901 shares of Class A Common Stock, $.01 par value and 2,670,693 shares of Class B Common Stock, $.01 par value.

                     TABLE OF CONTENTS
                  FORM 10-K ANNUAL REPORT
 PART I                                                    PAGE

    Item 1.   Business                                     1

              General Business Developments                1

              Narrative Description of Business            2

              Financial Information about Foreign and
              and Domestic Operations and Export Sales     8

    Item 2.     Properties                                 9

    Item 3.     Legal Proceedings                          10

    Item 4.     Submission of Matters to a Vote of
              Security-Holders                             11

 PART II

    Item 5.     Market for the Registrant's Common
              Equity and Related Stockholder Matters       12

    Item 6.     Selected Financial Data                    13

    Item 7.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   14

    Item 8.     Financial Statements and Supplementary
              Data                                         20

    Item 9.     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                   20

 PART III

    Item 10.    Directors and Executive Officers of
              the Registrant                               21

    Item 11.    Executive Compensation                     21

    Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                        21

    Item 13.    Certain Relationships and Related
              Transactions                                 21

 PART IV

    Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                      22

PART I


Item 1.   BUSINESS

General Business Developments

GENERAL

           Town & Country Corporation, a Massachusetts corporation incorporated in 1965, (collectively with its consolidated subsidiaries unless the context otherwise requires, the "Company") designs, manufactures, and markets an extensive collection of fine jewelry, scholastic and sports specialty products in the United States and internationally. Prior to May 14, 1993, the Company consisted of seven operating entities: the parent company, Town & Country Corporation ("Town & Country"), headquartered in Chelsea, Massachusetts; its wholly owned subsidiaries, Anju Jewelry Limited, a Hong Kong company and its subsidiaries ("Anju"); Gold Lance, Inc. ("Gold Lance"), located in Houston, Texas; Verilyte Gold, Inc. ("Verilyte"), located in Chelsea, Massachusetts and Dallas, Texas; L.G. Balfour Company, Inc. ("Balfour"), headquartered in Attleboro, Massachusetts; and Feature Enterprises, Inc. ("Feature"), located in New York City, New York; and its majority-owned subsidiary Essex International Public Company Limited and its affiliates ("Essex"), a Thailand company. As of May 14, 1993, Verilyte and Feature were merged into a new operating entity, Town & Country Fine Jewelry Group, Inc. ("Fine Jewelry Group").

RECAPITALIZATION


           The Company completed a recapitalization on May 14, 1993. The recapitalization revised the Company's consolidated capitalization, including debt structure, to be consistent with the Company's current and expected operating performance levels. The amount of debt outstanding has been reduced and a significant portion of the old subordinated debt has been exchanged for new debt and shares of Class A Common Stock and Exchangeable Preferred Stock.

           The recapitalization consisted of the following components:


           (i)   the Revised Debt Agreements
           (ii)  the Secured Debt Offering
           (iii) the Exchange Offers
           (iv)  the Industrial Revenue Bond (IRB) Amendments
           (v)   the Stockholder Approvals


           The Revised Debt Agreements consist of (a) a new revolving credit agreement which has been obtained from Foothill Capital Corporation to provide secured financing in an aggregate amount of up to $30,000,000 and (b) new gold consignment agreements which have been obtained from the Company's current gold suppliers to provide an aggregate gold consignment availability of up to approximately 100,000 troy ounces.

           The Secured Debt Offering consisted of $30,000,000 principal amount of the Company's 11 1/2% Senior Secured Notes due September 15, 1997, purchased by various investors.

           The Exchange Offers consisted of two parts:

           (a) holders of approximately 93% of the Company's existing 13% Senior Subordinated Notes due December 15, 1998, exchanged each $1,000 principal amount of those notes for $478.96 principal amount of the Company's 13% Senior Subordinated Notes due May 31, 1998, $331.00 of the Company's Exchangeable Preferred Stock, par value $1.00 per share, and
89.49 shares of the Company's Class A Common Stock, par value $0.01 per share, and

           (b) holders of approximately 98% of the Company's existing 10 1/4% Subordinated Notes due July 1, 1995, exchanged each $1,000 principal amount of those notes for $408.11 principal amount of the Company's 13% Senior Subordinated Notes due May 31, 1998, $282.04 of the Company's Exchangeable Preferred Stock, par value $1.00 per share, and 76.25 shares of the Company's Class A Common Stock, par value $0.01 per share.

           The Industrial Revenue Bond (IRB) Amendments represent agreements with Chemical Bank to change the terms of the IRB financing for Feature's facility located in New York, New York and include, among other things, an accelerated payment schedule relative to that which had previously been in place and the release of certain collateral by Chemical Bank.

           The Stockholder Approvals consisted of approval (a) to increase the authorized shares of Class A Common Stock from 20,000,000 to 40,000,000, (b) the issuance of up to 11,399,905 shares of Class A Common Stock (approximately 10,743,000 shares were issued), and (c) the issuance by the Company of options to purchase an aggregate of 1,500,000 shares of Class A Common Stock at an exercise price of $2.75 per share to members of senior management.

           As a result of this transaction, long-term debt with a carrying value of $122,673,945, including deferred financing costs, was retired.
New debt with a carrying value of $61,486,762, exchangeable preferred stock valued at $34,331,895, and common stock valued at $26,855,288 were issued in exchange for these redemptions.

           (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and Note 5 of Notes to Consolidated Financial Statements).

Narrative Description of Business

GENERAL

           The Company designs and manufactures an extensive line of fine jewelry which it markets on a wholesale basis throughout the U.S., and to a lesser extent, in the international jewelry market. Its products include 10, 14, and 18-karat gold rings, earrings, pendants, and bracelets, many of which are set with precious and semi-precious stones. The Company also manufactures scholastic and sports specialty products.

                      Town & Country Corporation
              (Headquartered in Chelsea, Massachusetts)

     -----------------------------------------------------------------
     |                 |               |              |             |
Town & Country     Gold Lance,    L.G. Balfour   Anju Jewelry      Essex
Fine Jewelry          Inc.       Company, Inc.     Limited      International
 Group, Inc.     (Houston, TX)  (Attleboro, MA) (Hong Kong)    Public Company
(Chelsea, MA)                                                     Limited
                                                                 (Bangkok,
                                                                 Thailand)

           The Company has manufacturing facilities located in Massachusetts, New York, Texas, Kentucky, Hong Kong, and in Thailand. These facilities are located close to available labor forces and suppliers of necessary raw materials.

PRODUCTION METHODS

           The Company utilizes a variety of production methods to produce jewelry. Principal among these is the "lost wax" method of investment casting. This manufacturing operation originates with a hand designed original which is then taken through a reverse molding procedure to create a rubber mold. The rubber mold is infused with wax, and a series of such wax pieces are then surrounded with plaster of Paris. The plaster of Paris is placed in a furnace where the wax is eliminated by subjecting the plaster to high temperatures. Molten gold is then poured into the areas from which the wax has been eliminated and a rough gold piece is removed after cooling. The piece produced through the investment casting method may then be ground, polished, and set with stones.

           One of the other production methods used is die striking. This process begins by tooling a master hub (male impression) from an original design. The hub is used to create dies (female impression) for machine stamping. Additional tools are created to trim and shape the final product. Gold or base metal is struck in hydraulic presses or with pneumatic drop hammers in multiple steps with alternating annealing steps. The product is then trimmed and rounded. Stamping dies are custom produced by computer-aided tool cutting machines or are hand crafted. The rough, stamped pieces are polished and finished. Precious, semi-precious, or synthetic stones may be set in the individual pieces.

           In addition, the Company utilizes the carbide, or swiss-cutting, manufacturing operation. This method uses ring blanks of various widths and dimensions which have been cut from tubes of karat gold in a lathing process. The blanks are then placed on a cutting machine which is set up to cut designs into the ring using diamond tipped or carbide tipped tools.

           Photo-etching technology is used to manufacture precious metal charms and earrings. The process consists of several stages. First, a graphic image of a charm or earring is transferred to a photographic tool and is replicated by computer control in an optimum layout. The tool is then placed on a thin metal plate and passed through an exposure unit which photographically transfers the images from the tool onto that plate. Next, the metal plate passes by conveyer through an etching solution where a chemical milling of the exposed surfaces takes place. Finally, the etched pieces from the plate are cleaned, shaped, and polished.

           The Company uses foil stamping and embossing, offset printing, die stamp and engraving presses, and laser technology in the manufacture of graduation announcements, diplomas, certificates, and other printed products.

MARKETING

           There are numerous channels of distribution for fine jewelry, including jewelry stores (ranging from the independent store with one location to the large national chains), department stores, catalogue showrooms, warehouse clubs, and home shopping networks. The Company distributes its products through all of these channels.

           As part of its marketing program, the Company provides a variety of customer support services designed to meet the varying needs of customers. For some customers, the Company designs product lines and develops total merchandising programs including displays and advertising to market these lines. The Company's sales staff provides quick reaction to customer pricing and design requirements. The Company utilizes computerized data bases and electronic data interfaces which assist these customers by providing information that may be used in marketing, merchandising, and inventory management. For the independent retail jewelers, the Company has designed promotional flyer programs through which marketing and merchandising support pertaining to a select group of products at specific price ranges is provided.

           An increasing portion of retail sales in the fine jewelry industry is being made through discount department stores, warehouse clubs and television shopping networks. These customers are more specifically interested in unique designs, volume production, price and credit terms, as opposed to the above-mentioned support services.

           The Fine Jewelry Group has a single product development organization built around product category specialists. Each product category is analyzed so that each category is limited to items providing the maximum return to the Company and its customers. Utilizing this structure, the Company believes it is able to be more responsive to trends in the marketplace.

           Gold Lance and Balfour are engaged in the production and distribution of high school and college class rings on a made-to-order basis. Gold Lance distributes through retail jewelry stores, while Balfour markets directly to students on campus and at campus book stores. Each customer may choose from a wide variety of options. These selling methods enable Gold Lance and Balfour to maintain low levels of inventory. Gold Lance and Balfour have libraries of reusable tools and dies, allowing them to offer a large selection of styles, including fashion-oriented class rings with intricate designs.

           In conjunction with its school ring sales, Balfour also offers a variety of graphics products, including graduation announcements, diplomas, and memory books, and novelty items, such as key chains, and pendants. Customized rings, insignia pins, and novelty items are also marketed to associations and organizations.

           Balfour markets licensed products, particularly rings and jewelry licensed by the major professional sports organizations. The primary distribution channel is direct solicitation through television and print media.

           The Company also markets directly from its Bangkok facility where wholesale buyers are able to select and direct order jewelry from the Company. The Company's products are also sold internationally by the Company's marketing groups and are exhibited at the major international jewelry trade fairs.

           As of March 12, 1994, the Company had approximately $26 million of orders believed to be firm, as compared to approximately $31 million at a corresponding date last year. The Company believes that all of these orders will be filled during fiscal 1995. The Company believes that comparative open order information is not necessarily indicative of comparative results due to the high level of timing sensitivity in the fine jewelry business which depends significantly on orders from large retailers.

COMPETITION

           The Company competes with both domestic and foreign jewelry suppliers, ranging in size from small regional suppliers to those which have national distribution capabilities. The principal competitive factors are price, quality, design, and customer service. Management believes that the Company has a reputation for providing superior customer service and delivering a quality product line with broad customer appeal. The Company tries to achieve relative cost savings as a result of the large volume of its purchases of diamonds and stones. Further, by manufacturing in higher quantities, the Company improves its ability to achieve higher margins.

           The Company historically has competed in all of the channels of distribution across its price range and is therefore competing directly with the specialists in each distribution category. It has been most successful with retail jewelry stores and the department and discount store chains which are also buying the numerous marketing and credit related support services of the Company.

           The Company also competes in the class ring industry which is dominated by a small number of companies. The industry is made up of two components, the "in-school" component in which ring orders are taken at the school by the suppliers, and the "retail" component in which local jewelry stores display samples and take orders. Historically, the "in-school" component of this industry has been heavily influenced by the school representative/sales person relationship. Factors which affect the strength of this relationship include delivery time, price, quality, design, and customer service. Class ring sales are affected by student demographics and economic conditions. Management believes that the Company currently is competitive with other distributors with regard to the factors listed above. Management believes that Jostens and CJC Holdings, Inc. combined currently represent a majority market share of this industry.

           Obtaining and maintaining licenses with the major professional sports organizations is highly competitive. The Company's success has been as a result of achieving high sales performance through creative marketing and advertising coupled with strong design and manufacturing capability.

           Management believes that Balfour's name recognition and association with the class ring business gives it a competitive advantage in the direct marketing of graphics products, such as diplomas, graduation announcements, and accessories.

SEASONALITY

           The Company is impacted by the seasonal demands of its customers. A significant portion of sales in the fine jewelry industry is concentrated in the fall in anticipation of the holiday season. Balfour is also impacted by fluctuations in connection with the scholastic year. Accordingly, the Company's operating results, and working capital requirements fluctuate considerably during the year.

           The following chart sets forth unaudited quarterly data for fiscal 1994 and fiscal 1993.

                                    First             Second         Third        Fourth
                                    Quarter           Quarter        Quarter      Quarter
                                    Ended             Ended          Ended        Ended
Fiscal 1994                         May 30,           August 29,     November 28, February 27,
Net sales                           $64,125,732       $51,063,035    $94,346,432  $68,214,963
Gross profit                         24,650,765        16,370,841     31,632,391   24,739,873
Net income (loss)                      (498,954)       (3,090,822)     5,906,260      821,072
Income (loss)
  attributable to
  common stock-
  holders                              (574,958)       (3,545,972)     5,451,106      353,869

Net income (loss)
 per common share                   $(0.04)            $(0.15)         $0.23       $0.02

                                    First             Second         Third        Fourth
                                    Quarter           Quarter        Quarter      Quarter
                                    Ended             Ended          Ended        Ended
Fiscal 1993                         May 31,           August 31,     November 30, February 28,
Net sales                           $66,449,853       $51,678,153    $87,531,390  $64,704,655
Gross profit                         23,051,036        14,939,776     29,348,114   23,191,753
Net income (loss)                    (2,832,388)      (10,674,704)     1,128,274  (34,916,774)(1)
Net income (loss)
 per common share                   $(0.24)           $(0.86)        $0.09         $(2.76)

(1) During the fourth quarter of fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge relating to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $12.8 million. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)


SIGNIFICANT CUSTOMER

         The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies including Gordon Jewelry Corporation. On July 30, 1993, this group of companies completed a reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court and emerged from bankruptcy as Zale Delaware, Inc. (Zale).

         Sales to Zale were approximately $33 million or 12% of consolidated sales in fiscal 1994 compared to $38 million or 14% of consolidated sales in fiscal 1993 and $44 million or 16% of consolidated sales in fiscal 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Zale Bankruptcy." The loss of Zale as a customer of the Company or a substantial reduction in the amount of sales to Zale would have a material adverse effect on the Company.

RAW MATERIALS

         The principal raw materials purchased by the Company are gold and precious and semi-precious stones. The Company currently takes delivery of most of its gold through consignment programs. As the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices and any additional requirements for gold are held by the Company as a consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold held by it during the period prior to sale. The Company has consignment arrangements in place with a group of suppliers of gold which provide for the consignment of up to approximately 100,000 troy ounces.

         Colored precious and semi-precious stones are purchased by the Company mainly in Asia and Europe. Diamonds are purchased principally at major diamond markets throughout the world, including Bombay, Tel Aviv, Antwerp, and New York. The Company is not dependent on one supplier or a small number of suppliers for the purchases of these raw materials. Availability and cost of these materials are affected by market conditions and, when there is a period of volatility in the market, operating results may be affected.

EMPLOYEES

         The Company employs, on average, 2,500 persons, with approximately 23% of these persons located in the Far East. The number of employees from quarter to quarter may vary significantly because of the seasonality of the Company's business. See "Narrative Description of Business--Seasonality." Of these 2,500 employees, approximately 600 are involved with selling and administrative functions of the Company, and the remainder are involved in the manufacturing functions of the Company.

         The Company considers relations with its employees to be satisfactory. Management does not believe the Company would experience any significant difficulties in hiring or training additional employees at any of its facilities.

INDUSTRY PRACTICES

         In the jewelry industry, traditionally the wholesaler has provided considerable working capital in the form of credit terms, inventory stocking, consignment transactions, and transactions with a right of return. The Company has historically provided this working capital, but in today's retail and banking environment, has become more selective in its commitment of resources. The Company is scrutinizing customer credit-worthiness more closely and, as a result, is restricting customer credit and requires security before providing consignment inventory. The Company also is restricting the availability of consigned merchandise to items that are actively promoted by the customer.

TRADEMARKS AND COPYRIGHTS

         While the Company maintains certain trademarks and copyrights on product styles and business names and enforces its rights relative to those trademarks and copyrights, these are not economically material to the Company and while the Company has licensing agreements with certain major professional sports organizations, the Company believes that it has no franchises or licenses which are of a material nature to the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         For information on foreign and domestic operations, see Note 14, "Consolidating Financial Information and Segment Information," in Notes to Consolidated Financial Statements.

Item 2.   PROPERTIES

               The Company occupies facilities in the United States and the Far East as described below. (1)

                                                                  Square
Location                           Use                            Footage Ownership
Chelsea, Massachusetts             Executive and
                                   administrative offices,
                                   manufacturing, marketing,
                                   and distribution facility.     94,000  Leased/Owned
Dallas, Texas                      Administrative offices,
                                   marketing, and
                                   distribution facility.         23,000  Leased
New York, New York (2)             Administrative offices,
                                   manufacturing, marketing,
                                   and distribution facility.     91,000  Owned
Attleboro, Massachusetts           Administrative offices,
                                   manufacturing, marketing,
                                   and distribution facility.     257,000  Owned
Louisville, Kentucky               Manufacturing and
                                   distribution facility.         42,000  Owned
Dallas, Texas                      Manufacturing and
                                   distribution facility.         55,000  Leased/Owned
Houston, Texas                     Administrative offices,
                                   manufacturing, and
                                   distribution facility.         31,000  Owned
Hong Kong                          Administrative offices,
                                   manufacturing, and
                                   distribution facility.          9,000  Leased
Bangkok, Thailand                  Administrative offices,
                                   manufacturing, marketing,
                                   and distribution facility.     36,000  Leased/Owned

 (1) The Company's interests in these properties are security for loans made by the
 Company's lenders.  See Note 5 of Notes to Consolidated Financial Statements.

 (2) The New York City Industrial Development agency has the first security position in this property.  See Note 5 of Notes to Consolidated Financial Statements.

      The fine jewelry manufacturing and distribution business is seasonal. Historically, the Company's facilities operate in excess of full capacity during the peak demand part of the season and are underutilized during the slower portions of the season (See "Narrative Description of Business--Seasonality"). Additional capacity requirements are satisfied utilizing outside contractors and seasonal staffing is adjusted accordingly. The school ring business is also seasonal and its factories are impacted similarly, but the total and peak demands on the school ring business are not sufficient to stress the capacity constraints at any time. The Company has recently consolidated manufacturing facilities to achieve higher average utilization rates and will increase the amount of its outsourcing as necessary.

      During fiscal 1994, the Company leased a portion of its Chelsea, Massachusetts facility (approximately 44,000 square feet of combined manufacturing and administrative space) from Carey Realty Trust, a Massachusetts business trust, which is wholly owned by C. William Carey, the Chairman, President, and a major stockholder of the Company. The lease expires on August 31, 1998, and the Company has four five-year options to renew. The current lease provides for an annual rental payment (subject to a Consumer Price Index adjustment) on a net lease basis of $475,000. The Company obtained comparison information from a third party when negotiating the current lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

      Management believes that all its facilities are well maintained, in good condition and adequate for its present business.

Item 3.   LEGAL PROCEEDINGS

            The Company is not party to any pending legal proceedings, other than ordinary routine litigation incidental to the business. In the opinion of management, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's business or financial condition.

            It is the Company's current understanding that companies which may be considered predecessors to Balfour have been designated potentially responsible parties by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 with respect to cleanup of hazardous waste in four cases. One of the parties that may be considered such a predecessor (the "1983 Owner") has, to date, assumed responsibility for all of these cases in accordance with understandings the 1983 Owner has reached with the party who bought the assets of the predecessor Balfour Company in 1983 (the "1988 Owner"). In the first of these cases, it is the Company's understanding that the predecessor 1983 Owner is participating in the cleanup and has provided financial assurance that it will pay its expected share of the cleanup expenses (which are currently estimated to be under $200,000). In the other three cases, it is the Company's understanding that the 1983 Owner has settled its liability as a de minimis waste contributor in each case and has been given comprehensive releases from further liability for cleanup costs. The Company acquired the stock of Balfour from the 1988 Owner and believes that it did not assume responsibility for these cases as a result of this acquisition. Since its acquisition of Balfour in 1988, the Company has never paid any amounts with respect to any of these matters and there are no outstanding claims against the Company or Balfour with respect to any of these matters. While it is possible that a person or agency could claim that Balfour as a successor to the 1983 Owner is jointly and severally liable for the cost of the entire cleanup in these cases, the Company believes that such a claim would have no merit and would vigorously defend and contest any such claim. Because of the assumption of responsibility for these cases by the 1983 Owner and the small waste shares attributed to the 1983 Owner, Management believes that it is unlikely that the Company will suffer material liability in connection with these cases.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            There were no matters submitted to a vote of security-holders during the fourth quarter of fiscal 1994.

PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol TNC. Set forth below are the high and low sales prices for the shares of Class A Common Stock as reported by the AMEX.


Class A Common
Stock Price Range
Fiscal Year Ended    High     Low
February 28, 1993:
  First Quarter      2 3/4    1 3/4
  Second Quarter     3 1/4    1 1/4
  Third Quarter      2 1/8    1 1/2
  Fourth Quarter     3 1/4    2

February 27, 1994:
  First Quarter      3 7/8    2 3/16
  Second Quarter     3 3/8    2 1/2
  Third Quarter      3 1/8    2 1/2
  Fourth Quarter     3 9/16   2 1/2

There is no established public trading market in effect at this time for the Class B Common Stock. Shares of Class B Common Stock, however, are convertible on a share for share basis into shares of Class A Common Stock.

On April 11, 1994, there were 955 holders of record of Class A Common Stock and 31 holders of record of the Class B Common Stock. The Company's present policy is to reinvest its earnings in the business. No cash dividends have been paid during the last two fiscal years, and the Company has no intention to pay cash dividends in the foreseeable future.

            The Company's ability to pay dividends is limited by its financing agreements and other outstanding indebtedness. As a result of these restrictions, the Company currently may not pay dividends.

Item 6.     SELECTED FINANCIAL DATA

            The following table presents certain selected consolidated financial data of the Company. The information for each of the five years in the period ended February 27, 1994, has been derived from consolidated financial statements audited by Arthur Andersen & Co., independent public accountants.

Statement of Operations Data:

                             Fiscal Year Ended
                             (In thousands, except per share data)

                             Feb. 27,    Feb. 28,    Feb. 29,  Feb. 28,   Feb. 28,
                             1994        1993 (1)    1992 (2)  1991       1990
Net sales                    $277,750    $270,364    $272,194  $410,402   $423,939
Net income (loss)            3,138       (47,296)    (19,018)  1,249      6,613
Earnings (loss)
  per common
  share:                     0.08        (3.80)      (1.58)    0.10       0.56


Balance Sheet Data:

                             Fiscal Year Ended
                             (In thousands)

                             Feb. 27,    Feb. 28,    Feb. 29,   Feb. 28,   Feb. 28,
                             1994        1993        1992       1991       1990
Total assets                 $223,921    $246,858    $262,288   $397,804   $327,780
Senior debt                  22,022      35,688      6,424      87,676     51,026
Subordinated debt            71,285      120,285     119,496    121,277    127,799
Exchangeable
  preferred stock            35,785      -           -          -          -


(1) In fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge related to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $14.4 million. See Notes 2 and 5 of Notes to Consolidated Financial Statements.


(2) In fiscal 1992, the Company recorded restructuring and Zale bankruptcy charges of $44 million and net gains from nonrecurring items of $51 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1994 Compared to Fiscal 1993

Net sales for the fiscal year ended February 27, 1994, increased approximately $8 million or 3% from approximately $270 million in fiscal 1993 to approximately $278 million in fiscal 1994. Sales of fine jewelry increased approximately $8 million or 5%, from approximately $169 million in fiscal 1993 to approximately $177 million in fiscal 1994. This increase was achieved despite a decline in sales to Zale of approximately $5 million or 13% from $38 million in fiscal 1993 to $33 million in fiscal 1994. The increase in sales of fine jewelry is validation that the Company is achieving more effective new product development and sales efforts as a result of the 1993 restructuring and has been able to take advantage of an improving economy.

      Gross profit for the fiscal year ended February 27, 1994, increased approximately $6 million or 7% from $91 million in fiscal 1993 to $97 million in fiscal 1994. Gross profit margin improved from 33% for the fiscal year ended February 28, 1993, to 35% for the fiscal year ended February 27, 1994. Benefits from elimination of low-margin recognition products and entry into higher-margin sports specialty marketing were offset to some extent by continuing margin pressure in the fine jewelry business.

      Selling, general and administrative expenses for fiscal 1994 declined approximately $5 million or 6% from $85 million in fiscal 1993 to $80 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses declined from 32% in fiscal 1993 to 29% in fiscal 1994. This decline results from consolidations related to the restructuring of the fine jewelry business.

      Interest expense for the fiscal year ended February 27, 1994, declined approximately $6 million from $20 million in fiscal 1993 to $14 million in fiscal 1994. The weighted average interest rate was approximately 11.24% for fiscal 1994 versus 12.3% for fiscal 1993. Average borrowings for the fiscal year ended February 27, 1994, declined approximately $38 million from approximately $163 million in fiscal 1993 to approximately $125 million in fiscal 1994 due to the recapitalization completed on May 14, 1993. See Notes 5 of Notes to Consolidated Financial Statements.

      During the fiscal year ended February 27, 1994, the Company had equity income of approximately $1.1 million from its ownership of Little Switzerland, Inc. stock and approximately $156,000 from its ownership of Solomon Brothers, Limited stock. This compares to approximately $1.9 million and approximately $800,000, respectively, for the same period in fiscal 1993. Both companies are dependent, to different extents, on tourist travel and spending patterns. The general level of tourist activity has not met expectations, and the commitments for inventory and overhead have negatively impacted Little Switzerland, Inc.'s and Solomon Brothers, Limited's results of operations.

      The Company has recorded a tax provision for fiscal 1994 of approximately $1 million. The tax provision was primarily due to state and foreign income taxes.

FISCAL 1993 COMPARED TO FISCAL 1992

      Net sales for the fiscal year ended February 28, 1993, declined approximately $2 million or .7% from approximately $272 million in fiscal 1992 to approximately $270 million in fiscal 1993. Sales of fine jewelry increased approximately $6 million or 4%, from approximately $163 million in fiscal 1992 to approximately $169 million in fiscal 1993. This increase was achieved despite a decline in sales to Zale of approximately $6 million or 14% from $44 million in fiscal 1992 to $38 million in fiscal 1993. The increase in sales in fine jewelry reflects the results of the reorganization that merged the sales and marketing areas of Town & Country, Feature, and Verilyte and provided the framework for more focused and creative product development and aggressive sales activity. Sales of education and recognition products were down approximately $8 million or 7% from $109 million in fiscal 1992 to $101 million in fiscal 1993. As a result of the economic climate, many of the Company's corporate customers were forced to reduce work forces through cutbacks and attrition, thereby lowering the number of employee award recipients.

      Gross profit for the fiscal year ended February 28, 1993, increased approximately $4 million or 5% from $87 million in fiscal 1992 to $91 million in fiscal 1993. Gross profit margin improved from 32% for the fiscal year ended February 29, 1992 to 33% for the fiscal year ended February 28, 1993. This improvement was primarily the result of efficiencies and cost reductions in the fine jewelry business produced by the operational restructuring.

      Selling, general and administrative expenses for fiscal 1993 declined approximately $7 million or 8% from $92 million in fiscal 1992 to $85 million in fiscal 1993. As a percentage of net sales, selling, general and administrative expenses declined from 34% in fiscal 1992 to 32% in fiscal 1993. This decline was primarily a result of reductions relating to the restructuring of the fine jewelry business.

      Interest expense for the fiscal year ended February 28, 1993, declined approximately $5 million from $25 million in fiscal 1992 to $20 million in fiscal 1993. The weighted average interest rate was approximately 12.3% for the fiscal year ended February 28, 1993, as compared to approximately 11.7% for the same period in fiscal 1992. Average borrowings for the fiscal year ended February 28, 1993, declined approximately $52 million from approximately $215 million in fiscal 1992 to approximately $163 million in fiscal 1993.

      Interest income for the fiscal year ended February 28, 1993, declined from approximately $3.3 million in fiscal 1992 to approximately $680,000 in fiscal 1993 as a result of lower amounts of funds being held in interest bearing accounts.

      During the fiscal year ended February 28, 1993, the Company had equity income of approximately $1.9 million from its ownership of Little Switzerland, Inc. stock and approximately $800,000 from its ownership of Solomon Brothers, Limited stock. This compares to approximately $3.4 million and approximately $1.0 million, respectively, for the same period in fiscal 1992. The reduction in equity income from Little Switzerland, Inc. was the result of the Company owning 100% of Little Switzerland, Inc. for the first five months of fiscal 1992 compared with approximately 32% for all of fiscal 1993.

      During fiscal 1993, the Company recorded approximately $34 million of nonrecurring charges related to recapitalizing and restructuring the business. Approximately $5 million of this charge related to the Company's New York facility, approximately $14.5 million related to the disposal of certain assets at Balfour, and $14.4 million related to expenses associated with the Company's recapitalization. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

      Although the Company had a pretax loss of approximately $46 million for the fiscal year ended February 28, 1993, the Company recorded a tax provision of approximately $1 million. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

FISCAL 1992 COMPARED TO FISCAL 1991

      Net sales declined from $410 million in fiscal 1991 to $272 million in fiscal 1992 with $54 million of the decline due to the deconsolidation of Little Switzerland, Inc. Comparable net sales for fiscal 1992 were down $85 million or 24% from $357 million in fiscal 1991 to $272 million in fiscal 1992. Although sales declined in all of the Company's divisions, reduced sales in the traditional fine jewelry division accounted for the most significant portion of the decline. Sales in this division declined from $237 million in fiscal 1991 to $163 million in fiscal 1992, a decline of approximately $74 million or 31% from fiscal 1991. Such reductions were primarily the result of the economic recession, which led to a decrease in consumer spending for jewelry. This, in turn, resulted in a reduction in jewelry purchases by large jewelry store chains, as such chains sought to use inventory already in stock to meet lower sales. Several large jewelry store chains have experienced severe financial difficulties due to the economic recession and, in many cases, very high debt service requirements, and have sought to reduce inventory purchases in an effort to conserve cash. In addition, sales to the Company's largest customer, Zale, decreased from $106 million in fiscal 1991 to $44 million in fiscal 1992. See "Zale Bankruptcy."

      Gross profits declined from $143 million in fiscal 1991 to $87 million in fiscal 1992, and gross profit margins for fiscal 1992 declined to 32% of net sales from 35% in fiscal 1991. After elimination of the gross profit impact of Little Switzerland, Inc., gross profits declined $31 million from $118 million to $87 million and gross profit margins declined to 32% of net sales in fiscal 1992 from 33% of adjusted net sales in fiscal 1991. Of the $31 million decrease in gross profits, approximately $27 million or 87% of the decrease was the result of the decrease in sales volume and approximately $4 million or 13% was the result of margin decline. The Company believes that a majority of this $4 million decrease resulted from the Company's inability to reduce manufacturing overhead at the same rate as the decline in sales, and that less than half represents accruals related to customer allowances.

         In fiscal 1992, the Company recorded restructuring and Zale bankruptcy charges of $44 million. These expenses consisted of a charge-off of approximately $13 million in connection with outstanding trade accounts receivable from Zale and merchandise consigned to Zale, a charge of approximately $15 million representing the costs that the Company has incurred and will incur with regard to the disposal of inventory which is considered to be inconsistent with the sales and marketing plan for the future, a charge of approximately $13 million of severance and related payments and a charge of approximately $3 million of physical renovation and merger costs and various other transition and start-up costs. See "Zale Bankruptcy."

      Selling, general and administrative expenses decreased $23 million to $92 million or 34% of net sales in fiscal 1992 as compared with $115 million or 28% net sales in fiscal 1991. After eliminating the impact of Little Switzerland, Inc., selling, general and administrative expenses decreased $6 million to $92 million or 34% of net sales as compared with $98 million or 28% of adjusted net sales in fiscal 1991. This increase of selling, general and administrative expenses as a percentage of net sales resulted from the decline in net sales which occurred in fiscal 1992, without a commensurate reduction in fixed costs. The effect of this decline in sales was partially offset by a reduction in comparable selling, general and administrative expenses from fiscal 1991 to fiscal 1992. This reduction was primarily due to the reorganization at Balfour, which resulted in substantial cost savings and more efficient operations. In the traditional fine jewelry business of the Company, cost reductions are primarily the result of variable costs, such as commissions and payroll, being reduced as a consequence of the lower level of business.

      Interest expense declined from $29 million in fiscal 1991 to $25 million in fiscal 1992, as a result of lower average borrowings in fiscal 1992, as well as a reduction in the average interest rate paid in fiscal 1992 versus fiscal 1991 from 12.2% in fiscal 1991 to 11.7% in fiscal 1992. Interest and other income increased from $1 million in fiscal 1991 to $3 million in fiscal 1992, as a result of the Company having had larger cash positions in interest-bearing accounts during fiscal 1992.

      In fiscal 1992, the Company recorded net gains from nonrecurring items totaling $51 million. These items included a gain on the sale of approximately 68% of the common stock of Little Switzerland, Inc. of $45 million and a gain on the sale of approximately 30% of the common stock of Essex of $11 million, offset by total fees and expenses associated with the above sales and the banking agreements of $5 million.

      In fiscal 1992, the Company recorded equity in net income of Little Switzerland, Inc. of $3 million. This figure compares to fiscal 1991 Little Switzerland, Inc. equity income of $6 million after adjusting the consolidated 1991 figures. The decline in equity in Little Switzerland, Inc. net income in fiscal 1992 is the result of the sale of 68% of the ownership during fiscal 1992. For additional discussion of this transaction, see Note 1 of Notes to Consolidated Financial Statements.

      Although the Company generated a substantial loss in fiscal 1992, the Company recorded a tax provision of $3 million in this year. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

ZALE BANKRUPTCY

      The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies including Gordon Jewelry Corporation. On July 30, 1993, this group of companies completed a reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court and emerged from bankruptcy as Zale Delaware, Inc. (Zale).

      The Company has reached agreement on most issues with the new Zale concerning the Company's claim of approximately $40 million, filed with the Bankruptcy Court, representing the net outstanding balance of trade accounts receivable and the wholesale value of the consignment inventory as of the date of Zale's bankruptcy petition.

      The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation for the claim of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $7 million. The Consolidated Financial statements at February 27, 1994, reflect a net valuation of approximately $6 million, representing management's estimate of the value of the remaining claim related assets.

      The Company continues to conduct business with Zale.

LIQUIDITY AND WORKING CAPITAL

      Cash provided by operations during fiscal 1994 was approximately $18 million. Net income adjusted for noncash income and expenses contributed approximately $12 million to operating activities. Dividends received from Solomon Brothers, Limited contributed an additional $2 million to operating cash.

      Proceeds from the sale of a portion of the Company's investment in Solomon Brothers, Limited, approximated $3.5 million. Cash used for fixed asset acquisitions was approximately $4 million.

      Cash used in financing activities was approximately $30 million, including $8 million of payments for expenses associated with the recapitalization. The Company is required to escrow, for the benefit of the holders of the senior secured notes, cash payments resulting from share redemptions and dividends, related to its investment in Solomon Brothers, Limited and net proceeds with respect to the Zale bankruptcy claim. During fiscal 1994, approximately $10 million of Senior Secured Notes were redeemed with such proceeds.

      On March 29, 1994, the Company gave written notice to Solomon Brothers of the Company's intention to redeem 70,000 additional shares. It is doubtful that Solomon Brothers will be able to make this payment when it becomes due. The Company believes its investments are realizable, but is unable to estimate the timing of future redemption payments from Solomon Brothers.

      The Company believes that it can meet its future working capital needs through cash flow from operations and from its secured borrowing facility.

FINANCIAL CONDITION

      In order to significantly reduce the amount of the Company's cash interest and principal requirements and to satisfy the Company's near-term and long-term liquidity needs, the Company completed a major recapitalization on May 14, 1993.

      This recapitalization revised the Company's consolidated capitalization, including debt structure, to be consistent with the Company's current and expected operating performance levels. The amount of debt outstanding has been reduced and a significant portion of the old subordinated debt has been exchanged for new debt, shares of Class A Common Stock and Exchangeable Preferred Stock.

      The new debt structure consists of a new revolving credit agreement that has been obtained from Foothill Capital Corporation to provide secured financing in an aggregate amount of up to $30 million, new gold consignment agreements that have been obtained from the Company's current gold suppliers to provide an aggregate gold consignment availability of up to approximately 100,000 troy ounces, $30 million principal amount of the Company's 11 1/2% Senior Secured Notes due September 15, 1997, which were purchased by various investors, approximately $53 million principal amount of the Company's 13% Senior Subordinated Notes due May 31, 1998, issued as a component of the exchange together with approximately $7 million of the Company's previously existing subordinated debt remaining after the exchange. See Note 5 of Notes to Consolidated Financial Statements.

LOSS ON ASSETS HELD FOR SALE OR DISPOSAL

      In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company sold or disposed of certain inventory and equipment no longer considered necessary to its modified business. As a result of these sales and disposals of assets, the Company recognized a pretax charge in the fourth quarter of fiscal 1993 of $14.5 million which management believes is adequate to complete the disposals and planned changes.

INFLATION

      The Company's operating expenses are directly affected by inflation, resulting in an increased cost of doing business. Because the cost of sales depends on the price of raw materials bought in markets located throughout the world, the Company is influenced by inflation on an international basis. In addition, gold prices are affected by political factors, by changing perceptions of the value of gold relative to currencies and by inflationary pressures.

      The Company believes that inflation does not currently have a material effect on the Company's operating expenses, although current rates of inflation are not necessarily indicative of future effects of inflation on the Company, and thus, inflation could have a material effect on the Company's operating expenses in the future.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following consolidated financial statements of Town & Country Corporation and subsidiaries are included as part of this Form 10-K:

     Report of Independent Public Accountants . . . . . . . . . . . F-2

     Consolidated Balance Sheets - February 27, 1994
     and February 28, 1993. . . . . . . . . . . . . . . . . . . . . F-3

     Consolidated Statements of Operations - Years
     Ended February 27, 1994, February 28, 1993,
     and February 29, 1992. . . . . . . . . . . . . . . . . . . . . F-4

     Consolidated Statements of Stockholders' Equity -
     Years Ended February 27, 1994, February 28, 1993,
     and February 29, 1992  . . . . . . . . . . . . . . . . . . . . F-5

     Consolidated Statements of Cash Flows - Years
     Ended February 27, 1994, February 28, 1993,
     and February 29, 1992. . . . . . . . . . . . . . . . . . . .   F-6

     Notes to Consolidated Financial Statements . . . . . . . . . . F-8

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information concerning the age and principal occupation of each director and executive officer is set forth under the captions "Election of Directors," "Executive Officers," and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

            Information concerning compensation of directors and executive officers of the Registrant is set forth under the captions "Board Meetings, Committees, Attendance and Fees," "Executive Officers," and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Security ownership of executive officers and directors is set forth under the caption "Election of Directors" and "Security Ownership of Principal Stockholders and Management" in the Proxy Statement and is incorporated herein by reference.

            Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report, it has been assumed that directors and executive officers of the Registrant are affiliates.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information related to certain transactions with directors of the Registrant is set forth under the caption "Certain Transactions and Business Relationships" in the Proxy Statement and is incorporated herein by reference.

PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)      DOCUMENT LIST

1.   Financial Statements

            The following consolidated financial statements of Town & Country Corporation and Subsidiaries are included in Item 8:


                                                                     Page

     Report of Independent Public Accountants . . . . . . . . . . . . F-2

     Consolidated Balance Sheets - February 27, 1994. . . . . . . . . F-3
     and February 28, 1993

     Consolidated Statements of Operations - Years. . . . . . . . . . F-4
     Ended February 27, 1994, February 28, 1993, and
     February 29, 1992

     Consolidated Statements of Stockholders' Equity -. . . . . . . . F-5
     Years Ended February 27, 1994, February 28, 1993, and February 29, 1992

     Consolidated Statements of Cash Flows - Years. . . . . . . . . . F-6
     Ended February 27, 1994, February 28, 1993, and
     February 29, 1992

     Notes to Consolidated Financial Statements . . . . . . . . . . . F-8


2.             Financial Statement Schedules

     Report of Independent Public Accountants . . . . . . . . . . . .F-32

     Schedules:

     VIII  Valuation Accounts . . . . . . . . . . . . . . . . . . . .F-33

     IX    Short-term Borrowings. . . . . . . . . . . . . . . . . .  F-34



        Schedules other than those listed above are omitted because of the absence of the condition under which they are required or because the required information is reflected in the financial statements or notes thereto.

3.             Exhibits

                                                                  Page

    3.1    Restated Articles of Organization, as amended. . . . .*7*(3.1)

    3.2    By-laws, as amended. . . . . . . . . . . . . . . . . .*2*(3.2)

    4.1 Amended and Restated Indenture governing 10 1/4% . . .*7*(4.1) Subordinated Notes due 1995 (the "Old 10 1/4%
           Notes"), dated as of 5/14/93, from Town & Country
           Corporation to The Bank of New York, as Trustee.

    4.2    Amended and Restated Indenture governing 13% . . . . .*7*(4.2)
           Senior Subordinated Notes due 12/15/98, (the "Old
           13% Notes), dated as of 5/14/93, from Town &
           Country Corporation to State Street Bank and
           Trust Company, as Trustee.

    4.3 Supplemental Indenture relating to the Old 10 1/4% . .*7*(4.3) Notes, dated as of 5/14/93, from Town & Country
           Corporation to The Bank of New York, as Trustee.

    4.4    Supplemental Indenture relating to the Old 13% . . . .*7*(4.4)
           Notes, dated as of 5/14/93, from Town & Country
           Corporation to State Street Bank and Trust
           Company, as Trustee.

    4.5 Indenture governing 11 1/2% Senior Secured Notes . . .*7*(4.5) due 9/15/97, dated as of 5/14/93, from Town &
           Country Corporation to Shawmut Bank, N.A., as
           Trustee.

    4.6 Indenture governing 13% Senior Subordinated Notes. . .*7*(4.6) due 5/31/98, dated as of 5/14/93, from Town &
           Country Corporation to Bankers Trust Company, as Trustee.

    4.7 Certificate of Vote of Directors Establishing the. . .*7*(4.7) Exchangeable Preferred Stock, par value $1.00 per share, dated as of 5/14/93.


Material Contracts:

   10.1    1989 Employee Stock Purchase Plan of the . . . . . .#1#(10.21)
           Registrant.

   10.2 Non-Qualified Stock Option dated 7/19/89, from . . .#2#(10.31) the Registrant to Jerome Peterson.

   10.3 1985 Amended and Restated Stock Option Plan of . . . *2*(10.1) the Registrant.

   10.4 Amendment dated 7/27/89, to the Lease Agreement. . . *5*(10.8) between Carey Realty Trust and Town & Country
           Corporation.

   10.5 Amendment dated 7/1/87, to the Lease Agreement . . . *3*(10.3) between the Registrant and Carey Realty Trust dated 9/1/84.

   10.6 Lease Agreement between the Registrant and Carey . . *1*(10.2) Realty Trust dated 9/1/84.

   10.7    Lease dated 9/1/85, between the New York City. . . .#2#(10.30)
           Industrial Development Agency and Feature
           Enterprises, Inc.

   10.8 First Amendment to Lease Agreement dated as of . . . *7*(10.8) 5/1/93, between the New York City Industrial
           Development Agency and Town & Country Fine
           Jewelry Group, Inc.

   10.9 Amended and Restated Consignment Agreement by . . . *7*(10.9) and between Town & Country Corporation, L.G.
           Balfour Company, Inc., Gold Lance, Inc., and
           Town & Country Fine Jewelry Group, Inc. and
           Fleet Precious Metals, Inc. dated as of
           5/14/93.

   10.10   Amended and Restated Consignment Agreement by. . . .*7*(10.10)
           and between Town & Country Corporation, L.G.
           Balfour Company, Inc., Gold Lance, Inc., and
           Town & Country Fine Jewelry Group, Inc. and
           Rhode Island Hospital Trust National Bank dated as of 5/14/93.

   10.11   Amended and Restated Consignment Agreement by. . . .*7*(10.11)
           and between Town & Country Corporation, L.G.
           Balfour Company, Inc., Gold Lance, Inc., and
           Town & Country Fine Jewelry Group, Inc. and
           ABN Amro Bank, N.V. dated as of 5/14/93.

   10.12   Amended and Restated Consignment Agreement by. . . .*7*(10.12)
           and between Town & Country Corporation, L.G.
           Balfour Company, Inc., Gold Lance, Inc., and
           Town & Country Fine Jewelry Group, Inc. and
           Republic National Bank of New York dated as of 5/14/93.

   10.13   Registration Rights Agreement between Little . . . .*6*(10.13)
           Switzerland, Inc. and Switzerland Holding, Inc.
           dated as of 7/17/91.

   10.14   Letter Agreement dated as of 4/6/93, between . . . .*7*(10.14)
           Little Switzerland, Inc. and Town & Country
           Corporation relating to the Switzerland
           Holding, Inc. Registration Rights Agreement.

   10.15 Loan Agreement dated as of 5/14/93, by and among . .*7*(10.15) Town & Country Corporation, L.G. Balfour Company,
           Inc., Gold Lance, Inc., and Town & Country Fine
           Jewelry Group, Inc. and Foothill Capital
           Corporation.

   10.16   Collateral Agency and Intercreditor Agreement. . . .*7*(10.16)
           dated as of 5/14/93, by and among Town & Country
           Corporation, L.G. Balfour Company, Inc., Gold
           Lance, Inc., and Town & Country Fine Jewelry
           Group, Inc. and Foothill Capital Corporation,
           Fleet Precious Metals, Inc., Rhode Island Hospital
           Trust National Bank, Republic National Bank, ABN
           Amro Bank N.V., Bankers Trust Company, Shawmut
           Bank, N.A., and Chemical Bank.

   10.17   Form of 1993 Management Stock Option.. . . . . . . .#4#(10.23)

   10.18   Registration Rights Agreement between Town & . . . .*6*(10.19)
           Country Corporation and The First National
           Bank of Boston, The Federal Deposit Insurance
           Corporation, as Receiver of New Bank of New
           England, N.A., as Assignee of Federal Deposit
           Insurance Corporation, as Receiver of Bank of
           New England, N.A., Chemical Bank (as successor to Manufacturer's Hanover Trust Company) and
           The Chase Manhattan Bank, N.A. dated as of
           6/15/92.

   10.19 Form of Executive Employment Agreement between . . .*4*(10.33) the Registrant and C. William Carey effective as of 3/1/89.

   10.20 Form of Executive Employment Agreement between . . .*4*(10.34) the Registrant and Francis X. Correra effective as of 3/1/89.

   10.21   Key Man Life Insurance Policy for C. William . . . .#3#(10.22)
           Carey.

   10.22   Trust Agreement dated as of 5/14/93, between . . . .*7*(10.22)
           Town & Country Corporation and Baybank, as
           Trustee.

   10.23   Registration Effectiveness Agreement dated . . . . .*7*(10.23)
           as of 5/14/93, between Town & Country Corporation and Certain Funds managed by Fidelity Management &
           Research Company.

   11      Earnings per Share Computations. . . . . . . . .Filed Herewith

   22      Subsidiaries of the Registrant . . . . . . . . .Filed Herewith

   24.1    Consent of Arthur Andersen & Co. . . . . . . . .Filed Herewith

*1* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1 No. 2-97557 filed June 21, 1985.

*2* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 26, 1987.

*3* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 18, 1988.

*4* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 26, 1989.

*5* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 25, 1990.

*6* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed July 6, 1992.

*7* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 27, 1993.

#1# Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2 No. 33-25092 filed October 20, 1988.

#2# Incorporated by reference to the designated exhibit of Amendment No. 2 to the Registration Statement on Form S-2 No. 33-25437 filed December 12, 1988.

#3# Incorporated by reference to the designated exhibit of Amendment No. 2 to the Registration Statement on Form S-4 No. 33-49028 filed September 15, 1992.

#4# Incorporated by reference to the designated exhibit of Amendment No. 6 to the Registration Statement on Form S-4 No. 33-49028 filed March 12, 1993.


(B)      REPORTS ON FORM 8-K

      No Form 8-K was issued by the Registrant during the quarter ended February 27, 1994.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TOWN & COUNTRY CORPORATION
                            (Registrant)

Date:   May 16, 1994               By:  /s/       C. William Carey
                           C. William Carey, President


           Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

           Signature          . . . . . . . . . . . . . . .Title


Principal Executive Officer:


/s/ C. William Carey               President, Treasurer, and
C. William Carey                   Director



Principal Financial and Accounting Officer:


/s/ Francis X. Correra             Senior Vice President and
Francis X. Correra                 Chief Financial Officer




/s/ Richard E. Floor               Director
Richard E. Floor


/s/ Philip H. Cahalin              Director
Philip H. Cahalin


/s/ Charles Hill                   Director
Charles Hill

                        TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
                       =============================================




                             CONSOLIDATED FINANCIAL STATEMENTS


                              TOGETHER WITH AUDITORS' REPORT

          Report of Independent Public Accountants

 To Town & Country Corporation:

     We have audited the accompanying consolidated balance sheets of TOWN & COUNTRY CORPORATION (a Massachusetts corporation) and subsidiaries as of February 27, 1994 and February 28, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 27, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town & Country Corporation and subsidiaries as of February 27, 1994 and February 28, 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1994, in conformity with generally accepted accounting principles.




                                             Arthur Andersen & Co.
 Boston, Massachusetts
 April 21, 1994

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


  ASSETS
                                                    February 27,     February 28,
                                                    1994             1993
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                $3,273,876       $15,353,259
  Restricted cash (Note 1)                              37,971                 -
  Accounts receivable, less allowances for
    doubtful accounts of $5,510,000 and
    $4,910,000 at February 27, 1994 and
    February 28, 1993, respectively                 55,623,418        51,619,404
  Inventories (Note 1)                              75,029,397        74,330,038
  Prepaid expenses and other current assets          3,991,883         6,459,519

    Total current assets                           137,956,545       147,762,220


PROPERTY, PLANT AND EQUIPMENT, at cost
  (Note 1)                                          79,340,723        76,970,012
  Less-Accumulated depreciation                     33,636,099        30,361,895
                                                    45,704,624        46,608,117

INVESTMENT IN LITTLE SWITZERLAND, INC.
  (Note 1)                                          13,304,089        12,198,203

INVESTMENT IN SOLOMON BROTHERS,
  LIMITED (Note 12)                                 13,734,000        19,202,183

OTHER ASSETS (Notes 1 and 3)                        13,221,467        21,087,580
                                                  $223,920,725      $246,858,303


  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable to banks (Note 5)                 $           -       $7,250,000
  Current portion of long-term debt
   (Note 5)                                           1,479,590        3,667,662
  Accounts payable                                   12,727,357       10,822,914
  Accrued expenses (Note 1)                          19,956,332       40,989,082
  Accrued taxes (Notes 1 and 8)                         874,253          386,072


    Total current liabilities                        35,037,532       63,115,730

LONG-TERM DEBT, less current portion
 (Note 5)                                            91,827,239      152,305,678


OTHER LONG-TERM LIABILITIES                           2,093,755        3,256,646

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST                                     3,843,117        3,436,393
EXCHANGEABLE PREFERRED STOCK, $1.00 par value
  Authorized--2,700,000 shares
  Issued and outstanding--2,533,255
    shares (Note 5)                                  35,785,399                -
STOCKHOLDERS' EQUITY (Notes 1, 5, 7,
  10, and 11):
Preferred stock, $1.00 par value-
  Authorized and unissued--2,300,000 shares                   -                -
Class A Common Stock, $.01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--20,755,901 and
    10,000,309 shares at February 27, 1994
    and February 28, 1993, respectively                 207,559          100,003
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,670,693
    shares at February 27, 1994 and
    February 28, 1993                                    26,707           26,707
  Additional paid-in capital                         69,909,485       41,111,259
  Retained earnings (deficit)                       (14,810,068)     (16,494,113)

    Total stockholders' equity                       55,333,683       24,743,856
                                                  $ 223,920,725    $ 246,858,303

The accompanying notes are an integral part of these consolidated financial statements.

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Year Ended
                                                             February 27, 1994   February 28, 1993 February 29, 1992
NET SALES                                                    $  277,750,162      $  270,364,051    $ 272,194,039
COST OF SALES                                                   180,356,292         179,833,372      185,445,883
  Gross profit                                               $   97,393,870      $   90,530,679    $  86,748,156

RESTRUCTURING CHARGE                                                  -               5,000,000       31,003,391
ZALE BANKRUPTCY CHARGE                                                -                   -           12,615,542
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                       80,221,216          85,250,214       92,456,170
  Income (loss) from operations                              $   17,172,654      $      280,465    $ (49,326,947)

INTEREST EXPENSE                                                (14,044,933)        (20,092,759)     (25,067,154)
INTEREST AND OTHER INCOME, net                                      698,829             680,540        3,256,571
NET (LOSS) GAIN ON NONRECURRING ITEMS (Notes 2 and 6)                 -             (14,500,000)      50,871,674
RECAPITALIZATION EXPENSES (Note 5)                                    -             (14,440,000)           -
INCOME FROM AFFILIATES (Notes 1 and 12)                           1,262,347           2,721,630        4,389,307
MINORITY INTEREST (Note 1)                                         (941,341)           (989,336)        (615,870)
  Income (loss) before provision for income taxes
  and extraordinary gain                                     $    4,147,556      $  (46,339,460)   $ (16,492,419)
PROVISION FOR INCOME TAXES (Notes 1 and 8)                        1,010,000             956,132        3,252,131
  Income (loss) before extraordinary gain                    $    3,137,556      $  (47,295,592)   $ (19,744,550)
EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT                        -                   -              726,343
  Net income (loss)                                          $    3,137,556      $  (47,295,592)   $ (19,018,207)
ACCRETION OF DISCOUNT ON EXCHANGEABLE PREFERRED STOCK             1,453,511              -                -
  Income (loss) attributable to common stockholders          $    1,684,045      $  (47,295,592)   $ (19,018,207)
EARNINGS (LOSS) PER COMMON SHARE (Notes 1, 10, and 11):
    Income (loss) before extraordinary gain                  $         0.08      $        (3.80)   $       (1.64)
    Extraordinary gain                                                -                 -                   0.06
    Net income (loss) per common share                       $         0.08      $        (3.80)   $       (1.58)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (Notes 1, 10, and 11)                                          21,205,949          12,450,290       12,005,752



The accompanying notes are an integral part of these consolidated financial statements.

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 27, 1994, FEBRUARY 28, 1993, AND FEBRUARY 29, 1992

                                                 Class A                           Class B
                                               Common Stock                     Common Stock
                                                                                        Additional     Retained       Total
                                         Number of    Par Value  Number of  Par Value   Paid-in        Earning       Stockholders'
                                         Shares       $.01       Shares     $.01        Capital        (Deficit )    Equity
BALANCE, February 28, 1991               9,290,185    $92,901    2,671,643  $  26,717   $39,516,807    $ 49,819,686  $  89,456,111
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 10 and 11)                       82,658        827            -          -       269,877               -        270,704
  Conversion of Class B Common Stock
    into Class A Common Stock                1,179         12       (1,179)       (12)            -               -              -

  Net loss                                       -          -            -          -             -     (19,018,207)   (19,018,207)

BALANCE, February 29, 1992               9,374,022    $93,740    2,670,464  $  26,705   $39,786,684    $ 30,801,479  $  70,708,608
  Share issuance related to Forbearance
    Agreements                             602,224      6,022            -          -     1,273,704               -      1,279,726
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 10 and 11)                       24,292        243            -          -        50,871               -         51,114
  Conversion of Class B Common Stock
    into Class A Common stock                 (229)        (2)         229          2             -               -              -

  Net loss                                       -          -            -          -             -     (47,295,592)   (47,295,592)

BALANCE, February 28, 1993              10,000,309   $100,003    2,670,693  $  26,707   $41,111,259    $(16,494,113) $  24,743,856
  Share issuance related to
    exchange offer                       9,992,648     99,927            -          -    26,755,361               -     26,855,288
  Share issuance related to purchase
    commitment on senior secured notes     750,000      7,500            -          -     2,008,125               -      2,015,625
  Accretion of discount on
    exchangeable preferred stock                 -          -            -          -             -      (1,453,511)    (1,453,511)
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 10 and 11)                       12,944        129            -          -        34,740               -         34,869
  Net income                                     -          -            -          -             -       3,137,556      3,137,556

BALANCE, February 27, 1994              20,755,901   $207,559    2,670,693  $  26,707   $69,909,485    $(14,810,068) $  55,333,683


The accompanying notes are an integral part of these consolidated financial statements.


                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         For the Year Ended
                                                                             February 27,   February 28,    February 29,
                                                                             1994           1993            1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $  3,137,556   $ (47,295,592)  $  (19,018,207)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
    Provision for loss on Zale accounts receivable and consigned
      inventory (Note 3)                                                            -               -           12,615,542
    Depreciation and amortization                                               5,628,451       8,667,787       10,936,253
    Gain on disposal of fixed assets                                             (113,162)     (2,583,573)        (634,103)
    Loss on restructuring                                                           -           5,000,000            -
    Gain on extinguishment of debt                                                  -               -             (726,343)
    Loss on assets held for sale or disposal (Note 2)                               -          14,500,000            -
    Gain on subsidiary sale of stock                                                -               -          (56,142,690)
    Bank fees paid by issuance of stock                                             -           1,273,704            -
    Undistributed earnings of affiliates, net of minority interest               (227,894)     (1,453,506)      (3,450,856)
    Interest paid with issuance of debt (Note 5)                                3,495,571           -                -
    Ordinary dividends received from affiliate                                  2,045,532           -            2,671,150
    Change in assets and liabilities, net of effects from the
      deconsolidation of Little Switzerland, Inc. and
      restructuring (Note 1)--
      (Increase) decrease in accounts receivable                               (4,004,014)     (9,166,453)      25,504,871
      (Increase) decrease in inventories                                       (1,595,015)     (1,623,039)      17,438,888
      (Increase) decrease in prepaid expenses and other
        current assets                                                          2,467,636       2,657,448        6,343,038
      (Increase) decrease in other assets                                       3,722,423       3,163,549          (59,278)
      Increase (decrease) in accounts payable                                   1,904,443         950,586      (11,715,831)
      Increase (decrease) in accrued expenses                                   2,190,050      11,042,155        6,328,989
      Increase (decrease) in accrued and deferred taxes                           488,181      (1,022,665)      (1,808,896)
      Increase (decrease) in other liabilities                                 (1,162,891)       (307,250)         472,167

        Net cash provided by (used in) operating activities                 $  17,976,867   $ (16,196,849)  $  (11,245,306)


The accompanying notes are an integral part of these consolidated financial statements.

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                                         For the Year Ended
                                                                             February 27,   February 28,    February 29,
                                                                             1994           1993            1992

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                        $     222,746   $   3,889,387   $    2,854,248
  Capital expenditures                                                         (4,056,307)     (3,519,205)      (3,052,783)
  Proceeds from sale of investments                                             3,486,000           -                -
  Proceeds from sale of Little Switzerland, Inc. stock (Note 1)                     -               -           63,772,369
  Proceeds from sale of Essex International Company
    Limited stock                                                                   -               -           14,420,778

      Net cash provided by (used in) investing activities                   $    (347,561)  $     370,182   $   77,994,612

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in unsecured notes payable                                         $       -       $       -       $  (38,300,000)
  Payments on revolving credit facilities                                    (206,869,004)          -                -
  Proceeds from borrowings under revolving credit facilities                  206,869,004           -                -
  Decrease (increase) in restricted cash                                          (37,971)          -                -
  Payments to retire credit facility                                          (37,250,000)          -                -
  Proceeds from senior secured notes                                           30,000,000           -                -
  Payments on other debt                                                      (13,666,180)    (11,486,285)     (81,251,934)
  Payments to retire subordinated debt                                              -               -           (1,637,500)
  Payment of dividend by Essex to minority interests                             (534,617)     (1,419,431)        (260,712)
  Proceeds from the issuance of debt                                                -          31,000,000       17,000,000
  Proceeds from the issuance of common stock                                       34,869          57,136          270,704
  Payments for recapitalization expenses                                       (8,254,790)          -                -

      Net cash provided by (used in) financing activities                   $ (29,708,689)  $  18,151,420   $ (104,179,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        $ (12,079,383)  $   2,324,753   $  (37,430,136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 15,353,259      13,028,506       50,458,642
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   3,273,876   $  15,353,259   $   13,028,506

SUPPLEMENTAL CASH FLOW DATA:
CASH PAID DURING THE YEAR FOR:
  Interest                                                                  $   6,104,397   $  10,693,175   $   25,548,797
  Income taxes                                                              $     589,730   $     712,606   $      759,761


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994

      (1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its controlled domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform with the presentation of the fiscal 1994 financial statements.

Cash and Cash Equivalents

      Cash equivalents include highly liquid investments with original maturities of three months or less.

Restricted Cash

      Restricted cash includes cash payments from the Company's investment in Solomon Brothers, Limited and cash proceeds with respect to the Zale bankruptcy claim. These funds are escrowed for the benefit of the holders of the Senior Secured Notes. During fiscal 1994, approximately $10 million of Senior Secured Notes were redeemed with such proceeds.

Inventories

      Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

      Inventories consisted of the following at February 27, 1994 and February 28, 1993:


                             1994           1993
   Raw materials             $ 16,753,865   $ 22,373,004
   Work-in-process              7,154,300      8,334,661
   Finished goods              51,121,232     43,622,373
                             $ 75,029,397   $ 74,330,038

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      In prior years, certain of the material content, primarily diamond, had been valued using the last-in, first-out (LIFO) method. During 1994, the Company liquidated its remaining inventory valued on the LIFO method, resulting in a decrease in cost of sales of approximately $1.3 million in the accompanying consolidated statement of operations for the year ended February 27, 1994. The Company now uses the FIFO method exclusively.

      The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. As the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds during the period prior to sale. As of February 27, 1994 and February 28, 1993, the Company held approximately 64,000 ounces and 91,000 ounces, respectively, of gold on consignment (Note 5).

Advertising

      The Company expenses the costs of advertising as incurred, except for certain direct-response advertising costs, which are capitalized and amortized over their expected period of future benefits.

      Direct-response advertising consists primarily of print media and television advertisements that provide for telephone response. The capitalized costs are amortized over the four-month period following the advertisement.

      At February 27, 1994, February 28, 1993, and February 29, 1992, advertising expense was $11,023,850, $9,292,461, and $10,040,611, respectively. At February 27, 1994 and February 28, 1993, $2,680,852 and $246,702 of advertising was capitalized and included in other current assets.

Property, Plant and Equipment

      The Company provides for depreciation, principally on the straight-line method, at rates adequate to depreciate the applicable assets over their estimated useful lives which range from 3 to 40 years. Certain equipment is depreciated using the declining balance method.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      Property and equipment consisted of the following at February 27, 1994 and February 28, 1993:

                          Useful Life
                          Ranges                    1994           1993
Real estate               10 - 40 Years             $ 29,694,070   $ 28,042,711
Furniture and fixtures     3 -  7 Years                2,989,365      2,824,481
Equipment                  3 - 20 Years               42,584,500     41,851,905
Leasehold improvements     4 - 20 Years                3,681,385      3,212,965
Construction-in-progress                                 391,403      1,037,950
                                                    $ 79,340,723   $ 76,970,012

      Investment in Little Switzerland, Inc.

      The sale of approximately 68% of Little Switzerland, Inc.'s common stock by a subsidiary of the Company resulted in the deconsolidation of Little Switzerland, Inc. in the fiscal 1992 consolidated financial statements of the Company. The continuing investment in Little Switzerland, Inc. is now classified as a long-term asset in the accompanying consolidated balance sheets, with income recognized using the equity method of accounting. Equity in net income of Little Switzerland, Inc. included in the consolidated statement of operations is presented as if the deconsolidation occurred on March 1, 1991, and represents 100% of Little Switzerland Inc.'s net income from March 1, 1991, to the date of the sale of the common stock, and approximately 32% of Little Switzerland Inc.'s net income thereafter.

      Presented below is summarized financial information for Little Switzerland, Inc. as of and for the years ended February 27, 1994, February 28, 1993, and February 29, 1992:


                                                    1994           1993           1992
Current assets                                      $ 36,228,000   $ 40,179,000
Noncurrent assets                                     14,761,000     13,893,000
Current liabilities                                    7,884,000     14,858,000
Noncurrent liabilities                                   794,000        847,000
Total equity                                          42,311,000     38,367,000

Sales                                               $ 63,727,000   $ 62,550,000   $ 55,571,000
Gross profit                                          28,282,000     29,232,000     25,948,000
Net income                                             3,900,000      5,980,000      6,534,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      At February 27, 1994, consolidated retained earnings of the Company included approximately $8.7 million related to the undistributed earnings of Little Switzerland, Inc.

      Accrued Expenses

      The principal components of accrued expenses at February 27, 1994 and February 28, 1993 are as follows:

                                                    1994           1993
Compensation and related costs                      $  8,877,284   $  8,235,649
Customer deposits                                      4,242,529      5,767,701
Interest                                               2,621,644     11,077,327
Commissions                                            1,271,281      1,063,573
Restructuring                                              -          1,596,549
Recapitalization                                           -          8,254,790
Other                                                  2,943,594      4,993,493
                                                    $ 19,956,332   $ 40,989,082


      Income Taxes

      In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Effective March 1, 1993, the Company adopted Statement 109. The effect of the adoption of SFAS 109 was not material to the Company's consolidated financial statements.

      Earnings (Loss) Per Common Share

      Earnings (loss) per common share is computed based on the weighted average number of common and common equivalent, where dilutive, shares outstanding during each period. Common equivalent shares result from the assumed exercise of stock options and warrants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      Long-term Intangible Assets

      The excess ($7,172,000) of purchase price over the values assigned to net assets acquired is being amortized using the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was approximately $2,920,000 and $2,715,000 at February 27, 1994 and
February 28, 1993, respectively.

      Minority Interest

      Minority interest is determined based on the percent ownership of the equity by other investors of the related consolidated subsidiary.

      Subsidiary Sale of Stock

      At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. The Company records the increase as a gain in the consolidated statement of operations.

      Supplemental Disclosures of Noncash Investing & Financing Activities

      As payment for the commitment to purchase up to 100% of the Company's senior secured notes, an investor received 750,000 shares of the Company's Class A common stock with a value of $2,015,625 at the time of issuance (Note 5).

      The Company transferred approximately $13 million of accounts receivable and inventory held on consignment by Zale to other assets in fiscal 1992 (Note 3).

      The Company completed a recapitalization on May 14, 1993.  (See
Note 5).

      Financial Instruments
      Cash and Cash Equivalents

      The carrying amount approximates fair value because of the short maturity of the instruments.

      Restricted Cash

      The Company's restricted cash is invested in short-term, highly-liquid investments. The carrying amount approximates fair value because of the short-term maturity of these investments.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      Investment in Solomon Brothers, Limited

      The fair value of the Company's investment in Solomon Brothers, Limited is considered to be equal to its carrying value as of February 27, 1994, based on the valuation method agreed upon for the redemption of shares as discussed in Note 12.

      Long-Term Subordinated Debt and Exchangeable Preferred Stock

      The Company believes that the fair value of the Company's long-term subordinated debt and exchangeable preferred stock approximates its carrying value as of February 27, 1994, based on the valuation methodology required for the recapitalization.

      Long-Term Secured Debt

      The fair value of the Company's various long-term secured debt, which are secured by various assets, are considered to approximate their carrying value as of February 27, 1994. This conclusion is based on the relationship of carrying value to the value of the related security and the relatively short maturities of the related debt.

      (2)         LOSS ON ASSETS HELD FOR SALE OR DISPOSAL

      In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company sold or disposed of certain inventory and equipment no longer considered necessary to its modified business. As a result of these sales and disposals of assets, the Company recognized a pretax charge in the fourth quarter of fiscal 1993 of $14.5 million which management believes is adequate to complete the disposals and planned changes.

      (3)         ZALE CORPORATION AND AFFILIATES

      The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies, including Gordon Jewelry Corporation. Sales to the Zale Companies were approximately $33 million or 12% of consolidated sales in fiscal 1994 compared to $38 million or 14% of consolidated sales in fiscal 1993 and $44 million or 16% of consolidated sales in fiscal 1992. On July 30, 1993, this group of companies completed a reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court and emerged from bankruptcy as Zale Delaware, Inc. (Zale).

      The Company has reached agreement on most issues with the new Zale concerning the Company's claim of approximately $40 million, filed with the Bankruptcy Court, representing the net outstanding balance of trade accounts receivable and the wholesale value of the consignment inventory as of the date of Zale's bankruptcy petition.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation for the claim of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $7 million. The Consolidated Financial Statements at February 27, 1994, reflect a net valuation of approximately $6 million, representing management's estimate of the value of the remaining claim related assets.

      The Company continues to conduct business with Zale.

      (4)         CONCENTRATION OF CREDIT RISK

      A significant portion of the Company's business activity is with large jewelry retailers and department store chains, many of which are not only subject to the risks associated with economic impacts on retailers of discretionary, consumer goods but also are companies with high debt-to-equity ratios.

      (5)         LONG-TERM DEBT AND CREDIT ARRANGEMENTS

      Long-term debt at February 27, 1994 and February 28, 1993, consists of the following:


Town & Country Corporation               1994             1993
Senior Subordinated Notes due 1998
with interest payable semiannually at
13%, including unamortized premium of
$6,971,343.  The first four interest
payments are expected to be made with
issuance of additional notes up to
$15,300,000.  The first such required
payment due November 1993 was paid by
the issuance of approximately $3.5
million of new notes.                    $63,947,814      $  -

Senior Secured Notes due 1997 with
interest payable monthly at 11.5%.
Payments required prior to maturity for
proceeds received by the Company
related to the Company's investment in
Solomon Brothers, Limited and/or
settlement of the Zale bankruptcy claim
and certain other limited conditions.     19,980,300         -

Senior Subordinated Notes due 1998
with interest payable semiannually at
13%, net of unamortized discount of
$57,210 and $916,996 in 1994 and 1993,
respectively.                              6,902,790       95,633,004


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994

Town & Country Corporation (continued)   1994             1993

Subordinated Notes due 1995 with
interest payable semiannually at
10 1/4%, net of unamortized original
issue discount of $16,698 and
$1,703,768 in 1994 and 1993,
respectively.                            $   434,302      $24,652,232

Other notes                                   25,583            4,732




Subsidiaries

Obligation under New York City
Industrial Development Agency
industrial revenue bond.  The note
calls for four remaining quarterly
principal payments of $16,666 and a
final payment of $383,358.  Quarterly
interest is determined at 75% of
Chemical Bank's "reference" rate (6% at
February 27, 1994), with a minimum of 6%.    450,022          516,686

Obligation under New York City
Industrial Development Agency
industrial revenue bond.  The note
calls for four remaining quarterly
principal payments of $350,334 and a
final payment of $164,682.  Quarterly
interest is determined at 1.25% above
Chemical Bank's "reference" rate
(6% at February 27, 1994).                 1,566,018        5,166,686
                                         $93,306,829     $125,973,340

Less-Current portion                       1,479,590        3,667,662

Plus-Portion of Credit Agreement
refinanced with the Senior Secured
Notes due 1997.                                 -          30,000,000

                                         $91,827,239     $152,305,678

      On May 14, 1993, the Company completed a recapitalization. The recapitalization was accounted for as a "troubled debt restructuring" under SFAS 15 whereby the net carrying value of the old debt was allocated to the new securities, issued in the recapitalization, based on their estimated, relative, fair market values, and no gain or loss was recognized. Recapitalization costs were expensed as incurred.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      As a result of this transaction, long-term debt with a carrying value of $122,673,945, including deferred financing costs, was retired. New debt with a carrying value of $61,486,762, exchangeable preferred stock valued at $34,331,895, and common stock valued at $26,855,288 were issued in exchange for these redemptions. If the transaction had occurred on March 1, 1993, interest expense for the year would have been approximately $2 million lower.

      On May 14, 1993, the Company entered into a new revolving credit facility with Foothill Capital Corporation ("Foothill") providing senior secured financing in an aggregate amount of up to $30 million. The line of credit will mature on May 14, 1996, and will automatically renew for two year periods unless terminated. The loans will bear interest at a rate per annum equal to the greater of (a) two percent above the reference rate (the highest "prime rate" or "reference rate" announced by an identified group of major banks) selected by Foothill or (b) 8%. The agreement contains the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions, dispositions of assets and capital expenditures. Advances under the credit facility will be based on eligible receivables and inventory. Foothill has a first priority security interest in receivables, certain inventory, primarily stones and diamonds, and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries. The Company had no outstanding balance at February 27, 1994, under the new credit agreement, and had availability of $18 million.

      On May 14, 1993, the Company entered into new gold agreements with its gold suppliers providing secured gold consignment availability of up to approximately 100,000 troy ounces. The agreements are terminable upon thirty days' written notice and contain the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions and first priority security interest in the precious metal content of inventory. The Company had approximately 64,000 troy ounces on consignment at February 27, 1994.

      On May 14, 1993, the Company issued approximately 2,533,000 shares of Exchangeable Preferred Stock, the outstanding shares of which will be redeemed by the Company on December 31, 2000, for $14.59 per share plus accrued and unpaid dividends payable in cash or shares of Little Switzerland, Inc. common stock. No dividends will be paid until after the second anniversary of the date of issuance of the stock. Thereafter, holders will be entitled to receive cumulative cash dividends at a rate of 6% per annum based on $14.59 per share. Dividends will be payable semiannually on each six-month and twelve-month anniversary of the issuance date. At any time after March 1, 1994, each share of Exchangeable Preferred Stock may be exchanged by the holder for a share of Little Switzerland, Inc. common stock or redeemed by the Company, for cash, at a declining premium through 1998. As of February 27, 1994, accretion of discount on exchangeable preferred shares has amounted to $1,453,511.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


         In the event that the land and building acquired with the New York City Industrial Development Agency financing are sold within 10 years of issuance of the bonds, which were issued on September 1, 1985, a subsidiary of the Company is required to repay the Agency a percentage of the tax abatements received as a result of the financing. The percentage of recapture varies from 100% during the initial six years of the loan to 20% in the tenth year. The debt is secured by the related real estate and fixtures attached thereto. The loan agreement places restrictions upon the subsidiary, including certain assumptions of term debt, liens or encumbrances.

      Aggregate maturities of long-term debt for each of the next five years are approximately $1,480,000, $1,013,000, $0, $19,980,000, and $63,936,000,
respectively.

      (6)         NONRECURRING EVENTS

      During 1992, the Company recorded a number of nonrecurring events as a result of efforts to recapitalize and deleverage the Company. Gains of approximately $45 million on the sale of approximately 68% of the Company's ownership of its retail subsidiary (net of underwriters' fee), and of approximately $11 million on the sale of approximately 30% of the Company's ownership of its Thailand manufacturing subsidiary (net of underwriters' fee) were recorded. Also recorded were expenses associated with the two stock sales and the negotiation of new banking agreements which amounted to approximately $5 million.

      In addition, during 1992, the Company recorded a Zale bankruptcy charge of $13 million (see Note 3), and a restructuring charge of $31 million related to the consolidation of its fine jewelry group operations. In fiscal 1993, the Company recorded a restructuring charge of $5 million as a consequence of adjusting the carrying value of its New York facility.

      (7)         CAPITALIZATION

      Each share of Class B Common Stock entitles the holder to 10 votes, and each share of Class A Common Stock entitles the holder to one vote on matters submitted to stockholders. The Class B Common Stock is convertible at any time, at the option of the holder, into Class A Common Stock on a share-for-share basis. As part of the recapitalization, the Company issued to its financial advisors warrants to purchase 125,000 shares of Class A Common Stock, with an exercise price of $2.685 per share and a final maturity of five years from the date of issuance of the warrants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      (8)         INCOME TAXES

      The domestic and foreign components of income (loss) before provision for income taxes (including the extraordinary gain in 1992) for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, are as follows:

                                    1994         1993           1992
Domestic                            $  221,748   $(50,196,999)  $(22,408,961)
Foreign                              3,925,808      3,857,539      6,642,885
                                    $4,147,556   $(46,339,460)  $(15,766,076)


      The components of the provision (benefit) for income taxes for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, are as follows:

                                    1994           1993           1992
Current--
  Federal                           $      -       $      -       $    627,027
  State                                  636,449        875,399        581,447
  Foreign                                373,551         80,733        202,652
                                    $  1,010,000   $    956,132   $  1,411,126

Deferred--
  Federal                           $      -       $      -       $  1,883,420
  Foreign                                  -              -            (42,415)
                                    $      -       $      -       $  1,841,005
  Total provision                   $  1,010,000   $    956,132   $  3,252,131

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


      The Company's effective tax rate, including the extraordinary gain in fiscal 1992, differs from the federal statutory rate of 35% in fiscal 1994 and 34% in fiscal 1993 and 1992 due to the following:

                                   1994           1993           1992
Computed tax provision
  (benefit)
  at statutory rate                $  1,451,645   $(15,755,416)  $ (5,360,466)
Increases (reductions)
  resulting from--
    Difference between U.S.
     and foreign tax rates              378,940         80,733        136,295
    Repatriation of
      foreign earnings                    -          3,310,405      3,056,000
    State taxes                         636,449        654,871        581,447
    Tax basis differences
      included in sale of
      subsidiary stock                    -              -          3,921,000
    Loss on assets held for
      sale or disposal not
      deductible for
      income tax purposes                 -          1,734,000          -
    Items not deductible
    for income tax
      purposes                           65,378      1,092,476        472,500
    (Utilization) deferral
      of net operating
      losses                         (1,522,412)     9,618,535        425,855
    Other                                 -            220,528         19,500
                                   $  1,010,000   $    956,132   $  3,252,131

DEFERRED TAX ASSETS                                 February 27,
                                                    1994
Restructuring and recapitalization cost accruals    $      6,108
Accounts receivable reserves                               4,861
Accrual for loss on assets held for sale or
  disposal                                                 1,873
Inventories                                                1,413
Other                                                      1,899
Net operating loss carryforwards                          10,944
      Total gross deferred tax assets                     27,098
      Less--valuation allowance                           (8,742)
      Net deferred tax assets                       $     18,356

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


DEFERRED TAX LIABILITIES                            February 27,
                                                    1994
Property, plant and equipment, principally
  due to differences in depreciation                $      6,888
Investments in affiliated companies,
  principally due to undistributed income                  9,815
Other                                                      1,653
      Total deferred tax liabilities                      18,356
      Net deferred tax asset (liability)            $          -


     The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets, principally the net operating loss carryforwards.

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $22 million, subject to Internal Revenue Service review and approval. In addition, net operating loss carryforwards of approximately $2,500,000 were generated by a U.S. subsidiary prior to its acquisition by the Company. Utilization of the subsidiary's net operating loss carryforward is contingent on the subsidiary's ability to generate income in future years. The net operating loss carryforwards will expire from 2003 to 2008 if not utilized. The recapitalization was consummated on May 14, 1993, and constituted a change in control as defined in Section 382 of the U.S. Internal Revenue Code. As a result, net operating loss carryforwards incurred prior to the recapitalization totaling approximately $6,000,000 will be available only to a limited extent (approximately $2,000,000 per year) to offset future taxable income recognized by the Company.

          (9)   COMMITMENTS AND CONTINGENCIES

          The Company leases a portion of its Chelsea, Massachusetts, facility comprised of approximately 44,000 square feet of combined manufacturing and administrative space from Carey Realty Trust, a Massachusetts business trust (the "Trust"), which is wholly owned by
C. William Carey, the President and a major stockholder of the Company. The lease expires on August 31, 1998, and the Company has four five-year options to renew. The current lease provides for an annual rental (subject to a Consumer Price Index adjustment) on a net lease basis of $475,000. The Company obtained comparison information from a third party when negotiating the current lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


             Certain other Company facilities and equipment are leased under agreements expiring at various dates. Many of these leases provide the Company with renewal options. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 27, 1994, are approximately as follows:

                                           Total
                 Year                      Commitment
                  1995                     $    787,000
                  1996                          632,000
                  1997                          548,000
                  1998                          531,000
                  1999                          259,000
                 Thereafter                       3,000

          Subsequent to February 27, 1994, a subsidiary of the Company entered into an agreement to lease manufacturing and office facilities for a period of 15 years. The minimum future obligation for this lease is $605,000 per year for fiscal 1995 through fiscal 1999, and $6.7 million thereafter.

          Lease and rental expense included in the accompanying consolidated statements of operations amounted to approximately $1,090,000, $1,290,000, and $1,015,000 for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, respectively.

          A subsidiary of the Company is a party to certain contracts with some of its sales representatives whereby the representative has purchased the right to sell the subsidiary's products, in a territory, from his predecessor. The contracts generally provide that the value of these rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

          The Company is not party to any pending legal proceedings, other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's consolidated results of operations or financial position.

          (10)  STOCK OPTION PLAN

          An aggregate of 1,500,000 shares of Class A Common Stock were registered for issuance under the Company's 1985 Amended and Restated Stock Option Plan (the Plan). The Plan is administered by a committee of the Board of Directors. Both incentive stock options and nonstatutory stock options may be granted under the Plan. All options outstanding were issued at the fair market value at the date of grant.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


          The following table summarizes the stock option transactions for the three years ended February 27, 1994:

                              Number of Price Range
                              Options   Per Share

Options outstanding at
  February 28, 1991           935,100   $2.38 -$8.00

  Options granted               7,500    2.50
  Options canceled            (80,900)   3.00 - 6.75
  Options exercised           (58,400)   3.00 - 3.13

Options outstanding at
  February 29, 1992           803,300   $2.38 -$8.00

  Options granted                 -
  Options canceled            (44,800)   3.00 - 6.75
  Options exercised               -

Options outstanding at
  February 28, 1993           758,500   $2.38 -$8.00

  Options granted              50,000    2.63
  Options canceled            (70,100)   3.00 - 5.63
  Options exercised               -

Options outstanding at
  February 27, 1994           738,400   $2.38 -$8.00

Exercisable at
  February 27, 1994           641,930


          At February 27, 1994, there were 627,150 shares reserved for future grants under the Plan.

          The Company has also granted stock options not under the Plan to consultants and various individuals to purchase up to 1,610,000 shares of Class A Common Stock at prices ranging from $1.75 to $6.75 per share (fair market value at the date of grant).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


             (11)  EMPLOYEE STOCK PURCHASE PLAN

          On January 25, 1988, the Board of Directors adopted the 1988 Employee Stock Purchase Plan (the "Stock Purchase Plan") for 500,000 shares of the Class A Common Stock. Under the Stock Purchase Plan, each eligible participating employee is deemed to have been granted an option to purchase shares of the Company's Class A Common Stock on a semiannual basis at a price equal to 90% of the market value on the last day of the period. During the year ended February 27, 1994, 7,926 shares were issued at $2.50 per share and 5,018 shares were issued at $3.00 per share. During the year ended February 28, 1993, 14,171 shares were issued at $2.00 per share and 10,121 shares were issued at $2.25 per share. During the year ended February 29, 1992, 10,214 shares were issued at $4.50 per share and 14,144 shares were issued at $2.25 per share. At February 27, 1994, there were 329,652 shares reserved for issuance under the Stock Purchase Plan.

          (12)  INVESTMENT IN SOLOMON BROTHERS, LIMITED

          On May 27, 1988, the Company purchased 410,000 shares of nonvoting, redeemable, cumulative, Participating Preferred Class B Stock of Solomon Brothers, Limited ("Solomon Brothers"), a Bahamian company, for a total purchase price of $17,220,020.

          The Company is entitled, as holder, to a fixed, cumulative, preferred dividend equal to 1% of the purchase price annually. The Company is also entitled to a cumulative, ordinary dividend equal to the change in net book value per ordinary share of Solomon Brothers, calculated as if the Company was a holder of ordinary shares, less the preferred dividend and to a fee determined as a percent of cumulative, accrued, unpaid ordinary dividends. The combined dividend rate for the periods ended February 27, 1994, February 28, 1993, and February 29, 1992, was approximately 1.1%, 4.7%, and 5.8%, respectively. The Company received distributions of $2,045,532 and $2,671,150 of previously accrued but unpaid ordinary dividends during fiscal 1994 and 1992, respectively. On May 31, 1993, the Company redeemed 83,000 of the Company's shares for approximately $3.5 million. On March 29, 1994, the Company gave written notice to Solomon Brothers of the Company's intention to redeem 70,000 additional shares. It is doubtful that Solomon Brothers will be able to make this payment when it becomes due. The Company believes its investments are realizable, but is unable to estimate the timing of future redemption payments from Solomon Brothers.

          (13)  EMPLOYEE BENEFIT PLANS

          (a)   Postemployment Medical Benefits

          In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the accrual method of accounting for certain postretirement benefits be adopted. Adoption is required for fiscal years beginning after December 1992. A subsidiary of the Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted this statement in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.1

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


million on the delayed recognition method over a period of 20 years. Amortization of the accumulated benefit obligation was approximately $324,000 and increased the expense in 1994 over what the expense would have been if the Company used a cumulative adjustment to recognize the APBO. Prior to adopting SFAS No. 106, the cost of providing these benefits was expensed as incurred and amounted to approximately $508,000, and $432,000 for the years ended February 28, 1993 and February 29, 1992, respectively.

          The following table sets forth the plan status as of fiscal 1994 year-end.

                                                    Total
Accumulated postretirement benefit
  obligation (in 000's)
    Retired employees                               $(6,477)
    Active employees                                 -
      Total                                          (6,477)
Plan assets at fair value                            -
Unfunded accumulated benefit obligation
  in excess of plan assets                           (6,477)
Unrecognized net gain                                -
Unrecognized prior service cost                      -
Unrecognized transition obligation                    6,162
Prepaid (accrued) postretirement medical
  benefit cost                                      $  (315)



  The net periodic postretirement benefit costs for fiscal 1994 included the following components:

                                                    Total
Service cost -- benefits attributed to
  service during the period                         $-
Interest cost                                           494
Actual return on assets                              -
Amortization of unrecognized transition
  obligation                                            324
Net periodic postretirement benefit cost            $   818


          For measurement purposes, a 16% annual rate of increase in the per-capita cost of covered health care benefits is assumed for fiscal 1994 (10% for Medicare eligible retirees); the rate was assumed to decrease gradually down to 6% for fiscal 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 27, 1994, by $432,000 or by 7%, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1994 by $32,000 or by 6%.

          The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%.


          (b)   Pension Plans

          Certain subsidiaries of the Company participate in multiemployer pension plans. The plans provide for defined benefits for substantially all unionized employees. The amounts charged for pension contributions were approximately $62,000, $96,000, and $179,000 for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, respectively.

          (c)   Deferred Compensation

          A subsidiary of the Company has deferred compensation agreements with certain sales representatives and executives which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The cost of the subsidiary's liability under these compensation agreements has been charged to selling, general and administrative expense. The deferred compensation expense for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, was approximately $156,000, $220,000, and $265,000, respectively.

          (14) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

          The securities issued in connection with the Company's recapitalization, discussed in Note 5, are guaranteed by the Company and its domestic subsidiaries. As a result, the Company has included condensed consolidating financial statements on a domestic and foreign basis for the year ended February 27, 1994. In addition, the Company has included certain summarized consolidating financial information for the years ended February 28, 1993 and February 29, 1992 (in 000's). Foreign gross profit includes gross profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994



                                   February 27, 1994 (000's)
ASSETS                             Domestic     Foreign        Eliminations  Consolidated
CURRENT ASSETS:
  Cash and cash equivalents        $       203  $      5,125   $    (2,054)  $    3,274
  Restricted cash                           38             -             -           38
  Accounts receivable, net              54,572         2,684        (1,632)      55,624
  Inventories                           71,174         4,214          (359)      75,029
  Prepaid expenses and other
    current assets                       3,562           349            81        3,992

      Total current assets             129,549        12,372        (3,964)     137,957

PROPERTY, PLANT AND
  EQUIPMENT, at cost                    72,122         7,219             -       79,341
Less--Accumulated
  depreciation                          30,874         2,762             -       33,636
                                        41,248         4,457             -       45,705
INTERCOMPANY LOANS                      (3,588)        1,534         2,054            -
INVESTMENT IN SUBSIDIARIES              15,379             -       (15,379)           -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                     13,304             -             -       13,304
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                     13,734             -             -       13,734
OTHER ASSETS                            12,634           587             -       13,221
                                   $   222,260  $     18,950  $    (17,289) $   223,921

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


LIABILITIES AND STOCKHOLDERS'      February 27, 1994 (000's)
  EQUITY                           Domestic     Foreign        Eliminations  Consolidated
CURRENT LIABILITIES:
  Current portion of long-
    term debt                      $     1,480  $          -   $         -   $    1,480
  Accounts payable                      13,205         1,155        (1,632)      12,728
  Accrued expenses                      19,102           854             -       19,956
  Accrued and currently
    deferred income taxes                  599           264            11          874

      Total current
        liabilities                     34,386         2,273        (1,621)      35,038

LONG-TERM DEBT, less
  current portion                       91,827             -             -       91,827
LONG-TERM DEFERRED INCOME
  TAXES AND OTHER
  LIABILITIES                            2,093             1             -        2,094
MINORITY INTEREST                            -             -         3,843        3,843
EXCHANGEABLE PREFERRED
  STOCK                                 35,785             -             -       35,785
STOCKHOLDERS' EQUITY:
  Common stock                             234         2,109        (2,109)         234
  Additional paid-in capital            69,909         8,515        (8,515)      69,909
  Retained earnings (deficit)          (11,974)        6,052        (8,887)     (14,809)

      Total stockholders'
        equity                          58,169        16,676       (19,511)      55,334

                                  $    222,260  $     18,950  $    (17,289) $   223,921

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


CONSOLIDATING STATEMENT OF        February 27, 1994 (000's)
  OPERATIONS                      Domestic      Foreign       Eliminations  Consolidated
NET SALES                         $    259,098  $     38,406  $    (19,754) $   277,750
COST OF SALES                          169,860        30,250       (19,754)     180,356
    Gross profit                  $     89,238  $      8,156  $          -  $    97,394
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES               76,784         3,437             -       80,221
    Income from operations        $     12,454  $      4,719  $          -  $    17,173
INTEREST EXPENSE, net                   13,507          (161)            -       13,346
INCOME FROM AFFILIATES                   1,262             -             -        1,262
MINORITY INTEREST                            -             -          (941)        (941)
    Income before income taxes    $        209  $      4,880  $       (941) $     4,148
PROVISION FOR INCOME TAXES                 728           282             -        1,010
    Net income (loss)             $       (519) $      4,598  $       (941) $     3,138
ACCRETION OF DISCOUNT ON
  EXCHANGEABLE PREFERRED
  STOCK                                  1,454             -             -        1,454
    Income (loss) attributable
      to common stockholders      $     (1,973) $      4,598  $       (941) $     1,684

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


CONSOLIDATING STATEMENT OF        February 27, 1994 (000's)
  CASH FLOWS                      Domestic      Foreign       Eliminations  Consolidated
Net income (loss)                 $       (519) $      4,598  $       (941) $     3,138
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities--
    Depreciation and
      amortization                       5,033           595             -        5,628
    Loss (gain) on disposal
      of fixed assets                       25          (138)            -         (113)
    Ordinary dividends
      received from affiliates           3,274             -        (1,228)       2,046
    Interest paid by debt
      issuance                           3,496             -             -        3,496
    Undistributed earnings
      of affiliates                     (1,169)            -           941         (228)
Change in assets and
  liabilities--
    (Increase) decrease in
      accounts receivable               (5,147)          888           255       (4,004)
    (Increase) decrease in
      inventories                       (4,062)        2,467             -       (1,595)
    (Increase) decrease in
      prepaid expenses and
      other current assets               1,671           (86)          883        2,468
    (Increase) decrease in
      other assets                       3,478           245             -        3,723
    Increase (decrease) in
      accounts payable                   2,931          (772)         (255)       1,904
    Increase (decrease) in
      accrued expenses                   2,818          (628)            -        2,190
    Increase (decrease) in
      accrued and deferred
      taxes                              1,170           201          (883)         488
    Increase (decrease) in
      other liabilities                 (1,086)          (77)            -       (1,163)

     Net cash provided by
       (used in) operating
       activities                 $     11,913  $      7,293  $     (1,228) $    17,978

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of
    fixed assets                  $         13  $        210  $          -  $       223
  Proceeds from sale of
    investments                          3,486             -             -        3,486
  Capital expenditures                  (1,928)       (2,129)            -       (4,057)

     Net cash provided by
       (used in) investing
       activities                 $      1,571  $     (1,919) $          -  $      (348)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994

CASH FLOWS FROM FINANCING         February 27, 1994 (000's)
  ACTIVITIES:                     Domestic      Foreign       Eliminations  Consolidated
  Payments on revolving
    credit facility               $   (206,869)            -             -     (206,869)
  Proceeds from borrowings
    under revolving credit
    facility                           206,869             -             -      206,869
  (Increase) decrease in
    restricted cash                        (38)            -             -          (38)
  Payments to retire credit
    facility                           (37,250)            -             -      (37,250)
  Proceeds from senior secured
    notes                               30,000             -             -       30,000
  Change in intercompany
    notes payable                       10,785        (8,731)       (2,054)           -
  Payments for recapitalization
    expenses                            (8,255)            -             -       (8,255)
  Payments on debt                     (13,666)            -             -      (13,666)
  Payment of dividends                       -        (1,763)        1,228         (535)
  Proceeds from the issuance
    of common stock                         35             -             -           35

     Net cash provided by
       (used in) financing
       activities                 $    (18,389) $    (10,494) $       (826) $   (29,709)

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS       $     (4,905) $     (5,120) $     (2,054) $   (12,079)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                      5,107        10,246             -       15,353

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                     $        202  $      5,126  $     (2,054) $     3,274


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 27, 1994


Fiscal 1993 Summarized Consolidating Financial Information (000's)

                                   Domestic     Foreign       Eliminations  Consolidated
Net sales                         $    254,769  $     38,623  $    (23,028) $   270,364
Operating income (loss)                 (3,616)        3,896             -          280
Net income (loss)                      (51,057)        4,751          (989)     (47,295)
Total assets                           241,821        24,425       (19,388)     246,858
Total equity                            25,032        20,452       (20,740)      24,744

Fiscal 1992 Summarized Consolidating Financial Information (000's)

                                  Domestic      Foreign       Eliminations  Consolidated
Net sales                         $    248,233  $     42,677  $    (18,716) $   272,194
Operating income (loss)                (51,482)        2,155             -      (49,327)
Net income (loss)
  before extra-
  ordinary gain                        (22,069)        2,941          (616)     (19,744)
Net income (loss)                      (21,343)        2,941          (616)     (19,018)
Total assets                           260,160        31,605       (29,477)     262,288
Total equity                            70,998        28,994       (29,283)      70,709

Report of Independent Public Accountants

On Schedules





To Town & Country Corporation:



     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Town &
Country Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 21, 1994. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14 (a) (2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements.
 These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.







                                   Arthur Andersen & Co.
Boston, Massachusetts

April 21, 1994

                                                                  SCHEDULE VIII


                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                              Valuation Accounts

                                   Balance                     Write-offs,   Balance
                                   Beginning                   Net of        End of
Description                        of Year       Provision     Recoveries    Year
Allowance for Doubtful
  Accounts:

For the Year Ended:

February 27, 1994                 $  4,910,000   $  2,550,000  $ (1,950,000) $ 5,510,000
February 28, 1993                    6,392,000      1,746,000    (3,228,000)   4,910,000
February 29, 1992                    4,002,000      5,026,000    (2,636,000)   6,392,000

                                                                    SCHEDULE IX


                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES


                             Short-Term Borrowings


                                                                                            Weighted
                                                                                             Average
                                                                 Maximum                    Interest
                                                  Weighted        Amount       Average        Rate
                                     Balance       Average     Outstanding   Outstanding     During
                                      End of       Interest       During       During         the
Category of Borrowings                 Year          Rate          Year         Year         Year*

For the Year Ended:

February 27, 1994                 $          -          -   $ 37,250,000    $20,300,000      9.2%
February 28, 1993                    7,250,000       9.0%     48,000,000     33,625,000      8.2%
February 29, 1992                   17,000,000       6.9%     42,810,000     29,650,000      9.6%

*Computed as an average of actual monthly interest expense.

EXHIBITS


TOWN & COUNTRY CORPORATION AND SUBSIDIARIES


Exhibits, other than Exhibits 11, 22, and 24.1 have been omitted.




The Company will supply, upon written request, copies of any exhibit from the Document list.

                                                                     Exhibit 11

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                        Earnings Per Share Computations
                               Five Years Ended
                                  (Unaudited)


                                           February 27,   February 28,    February 29,  February 28, February 28,
                                           1994           1993            1992          1991         1990

PRIMARY EPS:

Net income (loss)                          $   3,137,556  $  (47,295,592) $(19,018,207) $ 1,249,092  $ 6,613,097
Accretion of discount
  on exchangeable
  preferred stock                             (1,453,511)          -             -            -                -
Net income (loss)
  attributable to
  common stock                             $   1,684,045  $  (47,295,592) $(19,018,207) $ 1,249,092  $ 6,613,097

Weighted average common
  shares outstanding                          21,205,949      12,450,290    12,005,752   11,908,913   11,848,755
Weighted shares issued
  from exercise and
  assumed exercise of:
    warrants                                       -               -             -            -                -
    options                                        -               -             -            -                -
Shares for EPS
  calculation                                 21,205,949      12,450,290    12,005,752   11,908,913   11,848,755

Reported EPS:

Income (loss) before
  extraordinary gain
  and accretion of
  discount on exchange-
  able preferred stock                     $        0.15  $        (3.80) $      (1.64) $     (0.05) $      0.56
Extraordinary gain                                 -               -              0.06         0.15            -
Accretion of discount
  on exchangeable
  preferred stock                                  (0.07)          -             -            -                -
Net income (loss)
  per common share                         $        0.08  $        (3.80) $      (1.58) $      0.10  $      0.56


Fully Diluted EPS:

For the five years presented in this exhibit, there is no dilution from Primary EPS.








This exhibit should be reviewed in conjunction with Note 1 of Notes to Consolidated Financial Statements.

                                                                     Exhibit 22

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                        Subsidiaries of the Registrant


Set forth below is a list of the Registrant's subsidiaries (1) as of February 27, 1994, with their state or other jurisdiction of incorporation, names under which they do business, and the percentage of their voting securities owned by the Registrant as of such date.


                                                                           Percent
Name                                        Incorporation and Date         Ownership
Essex International Public Company Limited  Thailand, 1984                    70%
Gold Lance, Inc.                            Massachusetts, 1986              100%
L.G. Balfour Company, Inc.                  Delaware, 1992                   100%
Anju Jewelry Limited                        Hong Kong, 1973                  100%
Town & Country Fine Jewelry Group, Inc. (2) Massachusetts, 1991              100%


- - - -----------------------


(1)Excluded are the names of particular subsidiaries, which, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of February 27, 1994.

(2)Verilyte Gold, Inc. and Feature Enterprises, Inc. were merged into Town & Country Fine Jewelry Group, Inc. as of May 14, 1993.

                                                                   Exhibit 24.1

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previous filed Registration Statements on Form S-4, File No. 33-49028, and on Form S-8, File No. 33-23860.
                                            Arthur Andersen & Co.
Boston, Massachusetts
May 13, 1994