Form 10-Q
period 1994-05-29
TOWN & COUNTRY CORP
filed 1994-07-13
CIK 768608

10Q-94-05--10--AS ELECTRONICALLY FILED WITH THE S.E.C.

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[  x   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       May 29, 1994
                                     ------------

                                       OR

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -------------------

                        Commission File Number: 0-14394
                                                -------

                         TOWN & COUNTRY CORPORATION
                         --------------------------
            (Exact name of Registrant as specified in its charter)


            Massachusetts                            04-2384321
            ---------------------------------------------------
            (State or other jurisdiction        (I.R.S. Employer
             of incorporation or                 Identification
             organization)                       Number)


            25 Union Street, Chelsea, Massachusetts        02150
            ----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code  (617) 884-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes X       No
                                                    -----      ----

On June 15, 1994, the Registrant had outstanding 20,756,096 shares of Class A Common Stock, $.01 par value and 2,670,498 shares of Class B Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS



                                                     May 29,  February 27,
                                                       1994          1994
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $     2,328,980  $   3,273,876
  Restricted cash                                   111,017         37,971
  Accounts receivable--
    Less allowances for doubtful
    accounts of $6,096,000 at
    05/29/94 and $5,510,000 at
    2/27/94                                      65,309,439     55,623,418
  Inventories (Note 4)                           75,086,503     75,029,397
  Prepaid expenses & other current
    assets                                        1,456,428      3,991,883

        Total current assets                $   144,292,367  $ 137,956,545

PROPERTY, PLANT & EQUIPMENT, at cost        $    80,007,685  $  79,340,723
  Less - Accumulated depreciation                35,072,034     33,636,099

                                            $    44,935,651  $  45,704,624

INVESTMENT IN AFFILIATES (Note 6)           $    27,391,089  $  27,038,089

OTHER ASSETS (Note 2)                       $     9,588,463  $  13,221,467

                                            $   226,207,570  $ 223,920,725


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                                     May 29,  February 27,
                                                       1994          1994
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 3)                     $    8,278,503  $           -
  Current portion of long-term debt               1,655,992      1,479,590
  Accounts payable                               16,254,733     12,727,357
  Accrued expenses                               13,250,815     19,956,332
  Accrued and currently deferred
   income taxes                                     930,837        874,253

        Total current liabilities            $   40,370,880  $  35,037,532

LONG-TERM DEBT, less current portion
  (Note 3)                                   $   91,267,901  $  91,827,239

OTHER LONG-TERM LIABILITIES                  $    1,961,173  $   2,093,755

        Total liabilities                    $  133,599,954  $ 128,958,526

COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST                            $    3,966,497  $   3,843,117
EXCHANGEABLE PREFERRED STOCK, $1.00
  par value-
   Authorized--2,700,000 shares
   Issued and outstanding--2,533,255
    shares (Note 3)                          $   36,252,595  $  35,785,399
STOCKHOLDERS' EQUITY (Note 3):
  Preferred stock, $1.00 par value-
   Authorized and unissued--2,300,000
    shares                                   $            -  $           -
  Class A Common Stock, $.01 par value-
   Authorized--40,000,000 shares
   Issued and outstanding--20,755,901
    shares                                          207,559       207,559
  Class B Common Stock, $.01 par value-
   Authorized--8,000,000 shares
   Issued and outstanding--2,670,693
    shares                                           26,707         26,707
  Additional paid-in capital                     69,909,485     69,909,485
  Retained deficit                              (17,755,227)   (14,810,068)
        Total stockholders' equity           $   52,388,524  $  55,333,683
                                             $  226,207,570  $ 223,920,725



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               For the Three Months Ended
                                   May 29,         May 30,
                                     1994            1993
NET SALES                  $   70,568,460  $   64,125,732

COST OF SALES                  45,949,170      39,474,967

  Gross profit             $   24,619,290  $   24,650,765

SELLING, GENERAL &
 ADMINISTRATIVE
 EXPENSES                      24,348,251      20,479,180

 Income from
  operations                $     271,039  $    4,171,585

INTEREST EXPENSE,
 net                           (2,560,087)     (4,742,098)

INCOME FROM
 AFFILIATES                       353,000         454,581

MINORITY INTEREST                (123,380)       (331,022)




            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                  (Unaudited)

                               For the Three Months Ended
                                   May 29,         May 30,
                                     1994            1993
LOSS BEFORE
 INCOME TAXES                $ (2,059,428)    $  (446,954)

PROVISION FOR
 INCOME TAXES                     418,535          52,000

NET LOSS                     $ (2,477,963)    $  (498,954)

ACCRETION OF
 DISCOUNT ON
 EXCHANGEABLE
 PREFERRED STOCK                  467,196          76,004

LOSS ATTRIBUTABLE
 TO COMMON
 STOCKHOLDERS                $ (2,945,159)    $  (574,958)

LOSS PER COMMON
 SHARE (Note 5):             $      (0.13)    $     (0.04)

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING
 (Note 5):                     23,426,594      14,559,819





            The accompanying notes are an integral part of these
                     consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               For the Three Months Ended
                                                    May 29,        May 30,
                                                      1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (2,477,963)  $    (498,954)
Adjustments to reconcile net income to
  net cash used in operating activities-
    Depreciation and amortization                 1,203,628      2,021,680
    Loss (gain) on disposal of certain
      assets                                          4,239          1,068
    Undistributed earnings of affiliates,
      net of minority interest                     (229,620)       (53,338)
    Interest paid with issuance of debt           1,543,116              -
    Change in assets and liabilities--
      Decrease (increase) in accounts
        receivable                               (9,686,021)    (1,048,250)
      Decrease (increase) in inventory              (57,106)    (1,860,627)
      Decrease (increase) in prepaid
        expenses and other current assets         2,535,455        641,404
      Decrease (increase) in other assets         3,535,948        176,790
      Increase (decrease) in accounts
        payable                                   3,527,376       (357,913)
      Increase (decrease) in accrued
        expenses                                 (4,545,163)    (1,194,129)
      Increase (decrease) in accrued and
        current deferred taxes                       56,584        (97,250)
      Increase (decrease) in other
        liabilities                                (132,582)         8,040

        Net cash used in operating
          activities                          $  (4,722,109) $  (2,261,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          $    (673,306) $    (477,781)

        Net cash used in investing
          activities                          $    (673,306) $    (477,781)



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                             (Unaudited)

                                               For the Three Months Ended
                                                       May 29,          May 30,
                                                         1994             1993
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities         $ (57,645,898)    $(13,460,369)
Proceeds from borrowings under
  revolving credit facilities                      65,924,401       18,700,000
Payments on long-term debt                         (3,754,938)      (1,433,541)
Decrease (increase) in restricted cash                (73,046)          --
Payments to retire credit facility                       --        (37,250,000)
Proceeds from senior secured notes                       --         30,000,000
Payments for recapitalization expenses                   --         (4,669,964)

      Net cash provided by (used in)
        financing activities                     $  4,450,519     $ (8,113,874)

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                    $   (944,896)    $(10,853,134)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               3,273,876       15,353,259

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $  2,328,980     $  4,500,125

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                       $    730,348     $  1,098,228
  Income taxes                                        355,491          141,698



Supplemental Disclosure of Non-Cash Investing & Financing Activities:

       On May 14, 1993, the Company completed its recapitalization as described in Note 3. As a result of this transaction, long-term debt with a carrying value of $122,673,945, including accrued interest and deferred financing costs, was retired. New debt with a carrying value of $61,486,762, exchangeable preferred stock valued at $34,331,895, and common stock valued at $26,855,288 were issued in exchange for these redemptions.
       As payment for the commitment to purchase up to 100% of the Company's senior secured notes, an investor received 750,000 shares of the Company's Class A common stock with a value of $2,015,625 at the time of issuance.
       As of May 29, 1994 and May 30, 1993, accretion of discount on exchangeable preferred shares has amounted to $467,196 and $76,004, respectively.
       On May 15, 1994, the Company issued approximately $3.7 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installment. Approximately $2.2 million of this amount was classified as accrued expenses in the February 27, 1994, Consolidated Balance Sheet.



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 29, 1994



     (1) Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 27, 1994, the Company's financial position as of May 29, 1994, and the results of its operations and cash flows for the quarters ended May 29, 1994 and May 30, 1993.

The significant accounting policies followed by the Company are set forth in Note (1) of the Company's consolidated financial statements for the year ended February 27, 1994, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 27, 1994. The Company has made no change in these policies during the quarter ended May 29, 1994.

The consolidated financial statements include the accounts of subsidiary companies more than fifty percent owned.

The results of operations for the quarter ended May 29, 1994, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.


       (2)  Commitments and Contingencies

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

The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $11.6 million. The Consolidated Financial Statements at May 29, 1994, reflect a net valuation of approximately $2.4 million, representing management's estimate of the value of the remaining claim related assets.

The Company continues to conduct business with Zale.

       (3)  Loan Arrangements

In order to significantly reduce the amount of the Company's cash interest and principal requirements and to satisfy the Company's near-term and long-term liquidity needs, the Company completed a major recapitalization on May 14, 1993.

This recapitalization revised the Company's consolidated capitalization, including debt structure, to be consistent with the Company's current and expected operating performance levels. The amount of debt outstanding was reduced and a significant portion of the old subordinated debt was exchanged for new debt, shares of Class A Common Stock and Exchangeable Preferred Stock.

The new debt structure consisted of a new revolving credit agreement which was obtained from Foothill Capital Corporation to provide secured financing in an aggregate amount of up to $30 million, new gold consignment agreements which were obtained from the Company's gold suppliers to provide an aggregate gold consignment availability of up to approximately 100,000 troy ounces, $30 million principal amount of 11 1/2% Senior Secured Notes due September 15, 1997, which were purchased by various investors, and approximately $53 million principal amount of 13% Senior Subordinated Notes due May 31, 1998, issued as a component of the exchange. As of May 29, 1994, approximately $8.3 million was outstanding under the revolving credit agreement.

The results of the exchange offer were:

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


The Company reached an agreement with Chemical Bank to change the terms of the IRB financing for the Company's facility located in New York, New York. This agreement includes, among other things, an accelerated payment schedule relative to that which had previously been in place and the release of certain collateral by Chemical Bank.

       (4)  Inventories

Inventories consisted of the following at May 29, 1994 and February 27, 1994:



                                               May 29,        February 27,
                                                 1994                1994

   Raw Materials                          $16,770,674         $16,753,865
   Work-in-Process                          6,715,394           7,154,300
   Finished Goods                          51,600,435          51,121,232
                                          $75,086,503         $75,029,397



       (5)  Earnings Per Common Share

Loss per common share is computed by adjusting the Company's net loss for the accretion of discount on exchangeable preferred stock and dividing by the weighted average number of common shares outstanding during each period.

       (6)  Investment in Little Switzerland, Inc.

Presented below is summarized financial information (in thousands) for Little Switzerland, Inc. as of and for the fiscal quarters ended February 28, 1994 and 1993:



                                  1994          1993

     Current Assets            $36,228       $40,179
     Noncurrent Assets          14,761        13,893
     Current Liabilities         7,884        14,858
     Noncurrent Liabilities        794           847
     Total Equity               42,311        38,367

     Sales                     $22,938       $22,249
     Gross Profit               10,193        10,002
     Net Income                  2,856         2,711

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended May 29, 1994, Compared to the Quarter Ended May 30, 1993


Net sales for the fiscal quarter ended May 29, 1994, increased approximately $6 million or 10% from approximately $64 million in fiscal 1994 to approximately $70 million in fiscal 1995. Sales of fine jewelry increased approximately $5 million from $36 million in fiscal 1994 to $41 million in fiscal 1995. The Company believes that the increase in sales of fine jewelry is indicative of improved customer confidence in its ability to meet customer needs.

Gross profit for the fiscal quarter ended May 29, 1994, was approximately the same as for the first quarter of fiscal 1994, or $24 million. Gross profit margin decreased from 38% for the quarter ended May 30, 1993, to 35% for the quarter ended May 29, 1994. The Company's sales increase has been primarily in the lower margin fine jewelry product categories. In its effort to manage inventory levels, the Company has also sold or made provisions to sell inventory, which it believes may be in excess of current requirements, at less than normal margins. Also, the Company is now pursuing the direct response distribution business for its licensed sports and other specialty products which requires the expenditure of product development costs at a more substantial rate than in prior periods.

Selling, general and administrative expenses for the fiscal quarter ended May 29, 1994, increased approximately $4 million or 20% from $20 million in fiscal 1994 to $24 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses were approximately 3% more than for the comparable quarter in fiscal 1994. Increases primarily relate to higher costs associated with the Company's direct response distribution business of licensed sports and other specialty products which was in the start-up phase during the first quarter of fiscal 1994.

Net interest expense for the fiscal quarter ended May 29, 1994, decreased approximately $2 million relative to the corresponding quarter of fiscal 1994. This decrease is the result of the recapitalization which occurred on May 14, 1993. Approximately $115 million of the Company's long-term debt was exchanged for approximately $53 million of new debt, approximately $37 million of exchangeable preferred stock and approximately 10 million shares of the Company's Class A common stock.

During the quarter ended May 29, 1994, the Company had equity income from its ownership of Little Switzerland, Inc. stock and Solomon Brothers, Limited stock of approximately $0.4 million. This compares to approximately $0.5 million for the first quarter in fiscal 1994.

Although the Company had a taxable loss for the fiscal quarter ended May 29, 1994, the Company recorded a tax provision of approximately $419,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities during the quarter ended May 29, 1994, was approximately $5 million compared with $2 million for the same quarter of fiscal 1994. This change is primarily due to a greater net loss in the current period, as well as, increases in accounts receivable from higher sales and the direct marketing of licensed sports products in fiscal 1995. The Company has benefited from the issuance of approximately $3.7 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installment due in May 1994. Approximately $2.2 million of this amount was classified as accrued expenses in the February 27, 1994, Consolidated Balance Sheet.

Cash used in investing activities for the quarter ended May 29, 1994, was $0.7 million compared to $0.5 million in fiscal 1994. The increase is due to higher capital expenditures in the current period.

Cash provided by financing activities was approximately $4 million for May 29, 1994, compared with cash used in financing activities of $8 million for May 30, 1993. The change in cash used in financing activities is the direct result of costs associated with the recapitalization which was completed in the first quarter of fiscal 1994. Outstanding borrowings under the revolving credit agreement were approximately $8.3 million at May 29, 1994, compared with approximately $5.2 million at May 30, 1993.

The Company is required to escrow, for the benefit of the holders of the Senior Secured Notes, cash payments resulting from share redemptions and dividends, related to its investment in Solomon Brothers, Limited and net proceeds with respect to the Zale bankruptcy claim. During the quarter ended May 29, 1994, approximately $3.4 million of Senior Secured Notes were redeemed with such proceeds. The Company's net cash position decreased from approximately $3 million at February 27, 1994, to approximately $2 million at May 29, 1994.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11       Earnings Per Share Computations

     (b)  Reports on Form 8-K

          There were no Form 8-K filings during the first quarter ended May 29, 1994.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWN & COUNTRY CORPORATION
                                             (Registrant)





Date:  July 13, 1994            /s/ Francis X. Correra
       -------------                -------------------
                                    Francis X. Correra
                                    Senior Vice President and
                                    Chief Financial Officer

                                                                 EXHIBIT 11
                        Earnings Per Share Computations
                                  (Unaudited)

                                   For the Three Months Ended
                                        May 29,        May 30,
                                          1994           1993
PRIMARY EPS:
Net loss                           $(2,477,963)  $   (498,954)
Accretion of discount on
  Exchangeable Preferred
  Stock                                467,196         76,004
Net loss for EPS
  calculation                      $(2,945,159)  $   (574,958)
Weighted average common
  shares outstanding                23,426,594     14,559,819
Weighted shares issued from
  exercise and assumed
  exercise of:
   warrants                                  -              -
   options                                   -              -
Shares for EPS calculation          23,426,594     14,559,819

REPORTED EPS:
Loss before accretion of
  discount on Exchangeable
  Preferred Stock                  $     (0.11)  $     (0.03)
Accretion of discount on
  Exchangeable Preferred
  Stock                                  (0.02)        (0.01)
Net loss per share:                $     (0.13)  $     (0.04)

FULLY DILUTED EPS:
Net loss                           $(2,477,963)  $  (498,954)
Accretion of discount on
  Exchangeable Preferred
  Stock                                467,196        76,004
Net loss for EPS
  calculation                      $(2,945,159)  $  (574,958)
Weighted average common
  shares outstanding                23,426,594    14,559,819
Weighted shares issued from
  exercise and assumed
  exercise of:
   warrants                                  -             -
   options                                   -             -
Shares for EPS calculation          23,426,594    14,559,819

REPORTED EPS:
Loss before accretion of
  discount on Exchangeable
  Preferred Stock                  $     (0.11)  $     (0.03)
Accretion of discount on
  Exchangeable Preferred
  Stock                                  (0.02)        (0.01)
Net loss per share:                $     (0.13)  $     (0.04)

       This exhibit should be reviewed in conjunction with Note 5 of Notes to Consolidated Financial Statements