Form 10-Q
period 1994-11-27
TOWN & COUNTRY CORP
filed 1995-01-10
CIK 768608

10Q-94-11--10--AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[  x   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     November 27, 1994
                                   -----------------
OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                                --------------------    --------------------

Commission File Number:    0-14394


                           TOWN & COUNTRY CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                Massachusetts                      04-2384321
                ---------------------------------------------
               (State or other jurisdiction       (I.R.S. Employer
                of incorporation or                Identification
                organization)                      Number)


                 25 Union Street, Chelsea, Massachusetts 02150
                 ---------------------------------------------
              (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code (617)884-8500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

On December 23, 1994, the Registrant had outstanding 20,767,523 shares of Class A Common Stock, $.01 par value and 2,664,926 shares of Class B Common Stock, $.01 par value.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                    November 27,          February 27,
                                                        1994                  1994
                                                        ----                  ----
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $     1,053,620       $     3,273,876
  Restricted cash                                        760,871                37,971
  Accounts receivable--
    Less allowances for doubtful
      accounts of $7,143,000 at
      11/27/94 and $5,510,000 at
      2/27/94                                         89,573,992            55,623,418
  Inventories (Note 4)                                81,218,991            75,029,397
  Prepaid expenses & other current
    assets                                             3,702,030             3,991,883

        Total current assets                     $   176,309,504       $   137,956,545

PROPERTY, PLANT & EQUIPMENT, at cost             $    82,438,375       $    79,340,723
  Less - Accumulated depreciation                     38,010,257            33,636,099

                                                 $    44,428,118       $    45,704,624

INVESTMENT IN AFFILIATES (Notes 6 & 7)           $    15,373,717       $    27,038,089

OTHER ASSETS (Note 2)                            $     7,852,084       $    13,221,467

                                                 $   243,963,423       $   223,920,725

























The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                                   November 27,          February 27,
                                                       1994                  1994
                                                       ----                  ----
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 3)                         $    30,723,141       $       -
  Current portion of long-term debt                    1,362,260             1,479,590
  Accounts payable                                    26,721,329            12,727,357
  Accrued expenses                                    14,202,146            19,956,332
  Accrued and currently deferred
    income taxes                                       1,471,659               874,253

        Total current liabilities                $    74,480,535       $    35,037,532

LONG-TERM DEBT, less current portion
  (Note 3)                                       $    94,731,417       $    91,827,239

OTHER LONG-TERM LIABILITIES                      $     1,923,897       $     2,093,755

        Total liabilities                        $   171,135,849       $   128,958,526

COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST                                $     4,535,606       $     3,843,117
EXCHANGEABLE PREFERRED STOCK, $1.00
  par value-
    Authorized--200,000 shares and
      2,700,000 shares, respectively
    Issued and outstanding--152,217 and
      2,533,255 shares, respectively             $     2,235,959       $    35,785,399
      (Notes 3 and 6)
STOCKHOLDERS' EQUITY (Note 3):
Preferred stock, $1.00 par value-
  Authorized and unissued--2,266,745 shares
    and 2,300,000 shares, respectively           $       -             $       -
Convertible preferred stock, $1.00 par
  value, $6.50 preference value
  Authorized--2,533,255 shares
  Issued and outstanding--2,381,038 (Note 6)           2,381,038               -
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--20,767,523
    and 20,755,901 shares, respectively                  207,675               207,559
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,926
    and 2,670,693 shares, respectively                    26,649                26,707
Additional paid-in capital                            72,900,361            69,909,485
Retained deficit                                      (9,459,714)          (14,810,068)
        Total stockholders' equity               $    66,056,009       $    55,333,683

                                                 $   243,963,423       $   223,920,725




The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For the Three Months Ended        For the Nine Months Ended
                         November 27,     November 28,     November 27,    November 28,
                             1994             1993             1994            1993
                             ----             ----             ----            ----


NET SALES              $    96,719,682 $    94,346,432   $   222,088,070 $   209,535,199

COST OF SALES               67,887,824      62,714,041       153,900,409     136,881,202

  Gross profit         $    28,831,858 $    31,632,391   $    68,187,661 $    72,653,997

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES                  25,399,922      21,680,010        68,275,433      58,730,197


  Income (loss) from
    operations         $     3,431,936 $     9,952,381   $       (87,772)$    13,923,800

INTEREST EXPENSE,           (3,311,455)     (3,184,917)       (8,653,946)    (10,402,992)
  net

GAIN ON LITTLE
  SWITZERLAND, INC.
  EXCHANGE (NOTES 6 & 7)    17,277,988         -              17,277,988         -

INCOME FROM
  AFFILIATES                   193,049           7,303           576,049         253,601

MINORITY INTEREST             (368,475)       (416,507)         (692,489)       (903,925)























The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                         For the Three Months Ended        For the Nine Months Ended
                         November 27,    November 28,      November 27,    November 28,
                             1994            1993              1994            1993
                             ----            ----              ----            ----

INCOME BEFORE
  INCOME TAXES         $    17,223,043 $     6,358,260   $     8,419,830 $     2,870,484


PROVISION FOR
  INCOME TAXES                 799,000         452,000         1,643,177         554,000

NET INCOME             $    16,424,043 $     5,906,260   $     6,776,653 $     2,316,484

ACCRETION OF
  DIVIDEND ON
  PREFERRED STOCK              479,551         455,154         1,426,299         986,308

INCOME ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS         $    15,944,492 $     5,451,106   $     5,350,354 $     1,330,176

INCOME PER COMMON
  SHARE (Note 5):      $          0.68 $          0.23   $          0.23 $          0.06

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 5):                 23,432,449      23,421,576        23,429,811      20,466,322


























The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the Nine Months Ended
                                                   November 27,        November 28,
                                                       1994                1993
                                                       ----                ----
CASH FLOWS FROM OPERATNG ACTIVITIES:
Net income                                       $     6,776,653     $     2,316,484
Adjustments to reconcile net income
  to net cash used in operating activities-
  Depreciation and amortization                        3,672,238           4,441,982
  Loss (gain) on disposal of certain
    assets                                                 4,275             (99,963)
  Gain on Little Switzerland, Inc. exchange          (17,277,988)            -
  Ordinary dividends received from affiliates            -                 2,045,533
  Undistributed earnings of affiliates,
    net of minority interest                             116,439             841,566
  Interest paid with issuance of debt                  7,647,666           3,495,571
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                     (33,950,574)        (35,659,410)
    Decrease (increase) in inventory                  (6,189,594)         (6,875,982)
    Decrease (increase) in prepaid
      expenses and other current assets                  289,853           2,906,017
    Decrease (increase) in other assets                5,064,340           1,654,928
    Increase (decrease) in accounts
      payable                                         13,993,972           9,859,404
    Increase (decrease) in accrued
      expenses                                        (5,854,186)         (2,002,686)
    Increase (decrease) in accrued and
      current deferred taxes                             597,406             (15,417)
    Increase (decrease) in other
      liabilities                                       (169,858)            (91,264)

        Net cash used in operating
          activities                                 (25,279,358)        (17,183,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (2,411,243)         (2,863,277)
Proceeds from sale of certain assets                       5,318             199,933
Proceeds from sale of investments                        -                 3,485,999

        Net cash provided by (used in)
          investing activities                        (2,405,925)            822,655











The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                For the Nine Months Ended
                                              November 27,       November 28,
                                                  1994               1993
                                                  ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities     $  (180,579,784)    $  (118,638,725)
Proceeds from borrowings under
  revolving credit facilities                   209,280,999         142,108,860
Payments on long-term debt                       (4,549,851)         (7,641,237)
Decrease (increase) in restricted cash             (722,900)           (113,179)
Proceeds from the issuance of common stock           14,637              19,815
Change in notes payable                           2,021,926           1,985,957
Payments to retire credit facility                  -               (37,250,000)
Proceeds from senior secured notes                  -                30,000,000
Payment of dividend by Essex                        -                  (534,617)
Payments for recapitalization expenses              -                (5,760,577)

        Net cash provided by
          financing activities              $    25,465,027     $     4,176,297

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                               $    (2,220,256)    $   (12,184,285)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,273,876          15,353,259

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $     1,053,620     $     3,168,974


SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                  $     3,089,777     $     4,363,780
  Income taxes                                    1,102,135             486,099

Supplemental Disclosure of Non-Cash Investing & Financing Activities (Notes 6 & 8)




















The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 27, 1994



     (1)  Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 27, 1994, the Company's financial position as of November 27, 1994, and the results of its operations for the three- and nine-month periods ended November 27, 1994, and November 28, 1993, and cash flows for the nine-month periods ended November 27, 1994, and November 28, 1993.

The significant accounting policies followed by the Company are set forth in Note (1) of the Company's consolidated financial statements for the year ended February 27, 1994, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 27, 1994. The Company has made no change in these policies during the nine months ended November 27, 1994.

The consolidated financial statements include the accounts of subsidiary companies more than fifty percent owned.

The results of operations for the nine-month period ended November 27, 1994, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

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

The Company has reached agreement with the new Zale concerning the Company's claim of approximately $40 million, filed with the Bankruptcy Court, representing the net outstanding balance of trade accounts receivable and the wholesale value of the consignment inventory as of the date of Zale's bankruptcy petition.

The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $11.7 million. The Consolidated Financial Statements at November 27, 1994, reflect a net valuation of approximately $1.3 million, representing management's estimate of the value of the remaining claim related assets.

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

During the second quarter of fiscal 1995, the Company entered into an amendment to the revolving credit agreement to increase the maximum amount available under the agreement from $30,000,000 to $35,000,000 during the months of September through December 1994 to address its seasonality needs. As of November 27, 1994, approximately $28.7 million was outstanding under the revolving credit agreement.

During fiscal 1995, the Company agreed to reduce its gold consignment facilities from 94,000 ounces, the availability at November 27, 1994, to approximately 73,000 ounces. This reduction will take place beginning in December 1994 and will be completed by February 1, 1995. As of November 27, 1994, approximately 76,000 ounces were on consignment under the gold agreements.

During the second quarter of fiscal 1995, modifications to the consolidated tangible net worth covenant were made in the revolving credit and gold agreements. The covenant previously provided that the Company was required to maintain consolidated tangible net worth of $38,000,000 through February 27, 1994, and $43,000,000 thereafter. As amended, the covenant provides that the Company will maintain consolidated tangible net worth of $40,000,000 from July 1, 1994, through November 26, 1994, and $43,000,000 thereafter.

     (4)  Inventories

Inventories consisted of the following at November 27, 1994, and February 27, 1994:


                                                  November 27,     February 27,
                                                      1994             1994
                                                      ----             ----

          Raw Materials                            $16,640,088       $16,753,865
          Work-in-Process                           10,052,379         7,154,300
          Finished Goods                            54,526,524        51,121,232
                                                   $81,218,991       $75,029,397

     (5)  Earnings Per Common Share

Earnings per common share is computed by adjusting the Company's net income for the accretion of dividends on Exchangeable Preferred Stock and Convertible Preferred Stock and dividing by the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period.

     (6)  Exchange of Stock

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. The Company offered to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock to induce the holders to exercise their exchange rights.

Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock inducement.

The Company's remaining investment in Little Switzerland, Inc. consists of 318,962 shares and represents an approximate 4% interest in Little Switzerland. Due to this decrease in percentage ownership, the Company will change its method of accounting for this investment from the equity method to the cost method.

CONVERTIBLE PREFERRED STOCK

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. In the event the market price of a share of Class A Common Stock equals or exceeds $3.25 for 30 consecutive trading days, the Company may require the holders of Convertible Preferred Stock to convert such stock into shares of Class A Common Stock at the then-applicable conversion rate. Beginning on November 23, 1995, the Company may redeem, in whole or in part, shares of Convertible Preferred Stock at a price equal to 104% of the liquidation value and thereafter at prices declining annually to 100% of the liquidation value on or after November 23, 1997. The Convertible Preferred Stock has a liquidation value of $6.50 per share and pays dividends at the rate of 6% of the liquidation value per annum. The Company, at its option, may pay such dividends in cash or in additional shares of Convertible Preferred Stock.

The Convertible Preferred Stock is subordinate on liquidation and with respect to dividend payments to the outstanding shares of Exchangeable Preferred Stock but senior to the Class A Common Stock and the Class B Common Stock. Holders of shares of Convertible Preferred Stock shall be entitled to vote on all matters on which the holders of Class A Common Stock are entitled to vote. Each share of Convertible Preferred Stock shall entitle the holder to the number of votes per share equal to the number of shares of Class A Common Stock into which each share of Convertible Preferred Stock is then convertible.

The Company has agreed with the holders of the Convertible Preferred Stock to register such stock (and the Class A Common Stock into which it is convertible) under the Securities Act and to keep such registration effective until the earlier of (i) the date on which such holders no longer own any of such securities or (ii) the date on which each of the holders has notified the Company that such holder may dispose of all of its securities pursuant to Rule 144(k) under the Securities Act.

     (7)  Investment in Little Switzerland, Inc.

Presented below is summarized financial information (in thousands) for Little Switzerland, Inc. as of and for the three months ended August 31, 1994, and 1993:



                                             1994        1993
                                             ====        ====

                 Current Assets           $ 37,678    $ 40,444
                 Noncurrent Assets          17,117      13,956
                 Current Liabilities        11,089      14,498
                 Noncurrent Liabilities        356         794
                 Total Equity               43,350      39,108


                 Sales                    $ 12,101    $ 11,489
                 Gross Profit                5,293       4,921
                 Net Income (Loss)            (119)       (210)




     (8)  Supplemental Disclosure of Non-Cash Investing & Financing
          Activities

On May 14, 1993, the Company completed its recapitalization as described in
Note 3. As a result of this transaction, long-term debt with a carrying value of $122.7 million, including accrued interest and deferred financing costs, was retired. New debt with a carrying value of $61.5 million, Exchangeable Preferred Stock valued at $34.3 million, and common stock valued at $26.9 million were issued in exchange for the debt which was retired.

As payment for the commitment to purchase up to 100% of the Company's senior secured notes, an investor received 750,000 shares of the Company's Class A common stock with a value of $2 million at the time of issuance.

For the nine months ended November 27, 1994, and November 28, 1993, accretion of dividends on preferred stocks has amounted to $1.4 million and $1.0 million, respectively.

On May 15, 1994, the Company issued approximately $3.7 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment-in-kind of the semiannual interest installment. Approximately $2.2 million of this amount was classified as accrued expenses in the February 27, 1994, Consolidated Balance Sheet. On November 15, 1994, the Company issued approximately $3.9 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment-in-kind of the semi-annual interest installment.

During September 1994, the Company had fixed asset additions of approximately $.7 million funded by increases in capital lease obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 27, 1994 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 28, 1993

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. The Company offered to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock to induce the holders to exercise their exchange rights.

Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock inducement.

Net sales for the nine months ended November 27, 1994, increased $12.6 million or 6.0% from $209.5 million in fiscal 1994 to $222.1 million in fiscal 1995. Current year sales of fine jewelry have increased approximately $16.8 million or 12.2% over the corresponding period in fiscal 1994. The majority of the increases in fine jewelry sales have come from the Company's existing discount department store customers as a result of emphasis by these customers on the promotion of jewelry sales. Sales for the Company's direct response distribution business of licensed sports and other specialty products have decreased approximately $1.4 million or 12.8% from $10.9 million in fiscal 1994 to $9.5 million in fiscal 1995.

Gross profit for the nine months ended November 27, 1994, decreased $4.5 million from $72.7 million in fiscal 1994 to $68.2 million in fiscal 1995. Gross profit margin decreased 4.0% from 34.7% in fiscal 1994 to 30.7% in fiscal 1995. The Company's sales increase has been primarily in the lower margin fine jewelry product categories and this change in product mix has negatively impacted gross profit margin by approximately 0.7%. In its effort to manage inventory levels, the Company has also sold, or made provisions to sell, inventory in excess of current requirements, at less than normal margins. These sales and provisions negatively impacted margin by approximately 2.1%. The Company's inability to reduce fixed overhead costs, while production requirements for direct response and other specialty products were lower this year than last year, has negatively impacted margin by approximately 1.2%. The division which distributes these products moved to a new facility during the second quarter of fiscal 1995. The Company believes this move will result in reducing overhead.

Selling, general, and administrative expenses for the current period increased approximately $9.6 million or 16.3% from $58.7 million in fiscal 1994 to $68.3 in fiscal 1995. As a percentage of net sales, selling, general, and administrative expenses were approximately 2.7% more in the current year than for the nine months ended November 28, 1993. Increases primarily relate to higher costs associated with the Company's direct response distribution business of licensed sports and other specialty products, particularly in advertising, and the requirement for higher than anticipated provisions for uncollectible accounts. Sales of these products have not materialized at the rate anticipated.

Net interest expense for the nine months ended November 27, 1994, decreased approximately $2 million relative to the corresponding period in fiscal 1994. This decrease is the result of the recapitalization that occurred on May 14, 1993. Approximately $115 million of the Company's long-term debt was exchanged for approximately $53 million in new debt, approximately $37 million of exchangeable preferred stock, and approximately 10 million shares of the Company's Class A stock.

The Company has recorded a tax provision of approximately $1.6 million for the nine months ended November 27, 1994. The tax provision was primarily due to the Company's utilization of tax benefits from operating losses in certain jurisdictions offset by state and foreign income taxes.

LIQUIDITY AND WORKING CAPITAL

Cash used in operating activities for the nine months ended November 27, 1994, was $25 million compared with $17 million used during the corresponding period in fiscal 1994, an $8 million increase in cash used. The Company had a loss before the effect of the nonrecurring noncash gain from the Little Switzerland, Inc. exchange of approximately $11 million compared with income of $2 million for the similar period in fiscal 1994. The Company's increased loss was therefore approximately $5 million greater than its increased cash usage. This was as a result of having made higher provisions for operating reserves in the current fiscal period.

Cash used in investing activities was $2.4 million for the nine months ended November 27, 1994, compared with $.8 million of cash provided by investing activities in the corresponding period in fiscal 1994. The change is primarily the result of the $3.5 million partial redemption of the preferred share investment in Solomon Brothers, Limited which took place in fiscal 1994.

Cash provided by financing activities was $25.5 million for the first nine months in fiscal 1995 versus $4.2 million in the corresponding period in fiscal 1994. Net cash provided by financing activities in the current period has been primarily used to fund current operations. In fiscal 1994, cash from financing activities was used for costs associated with the recapitalization which took place on May 14, 1993. Fiscal 1994 operations were primarily funded with beginning period cash. Current period financing cash has been primarily provided by the Company's revolving credit facility which had an outstanding balance of $28.7 million at November 27, 1994, versus $23.5 million at November 28, 1993.

The Company is required to escrow net proceeds from the Zale claim and Solomon investment for repayment of Senior Secured Notes. Fiscal 1995 operating cash flow includes proceeds from the Zale bankruptcy claim of $5 million versus $2 million in fiscal 1994. Fiscal 1994 operating cash flows include $2 million of cash proceeds from dividends related to the Company's investment in Solomon Brothers, Limited. Approximately $3.4 million and $5.5 million of Senior Secured Notes have been redeemed with such proceeds during the first nine months of fiscal 1995 and fiscal 1994, respectively.

The Company's net cash position decreased from approximately $3.3 million at February 27, 1994, to approximately $1.1 million at November 27, 1994, compared to a decrease from $15.4 million at February 28, 1993, to $3.2 million at November 28, 1993.

To address seasonality needs, the Company entered into an amendment to the revolving credit agreement to increase the maximum amount available under the agreement from $30,000,000 to $35,000,000 during the months of September through December 1994. During fiscal 1995, the Company agreed to reduce its gold consignment facilities from 94,000 ounces, the availability at November 27, 1994, to approximately 73,000 ounces. This reduction will take place beginning in December 1994 and will be completed by February 1, 1995. As of November 27, 1994, approximately 76,000 ounces were on consignment under the gold agreements. The Company believes that it can meet its future working capital needs through cash flow from operations and from its secured gold and revolving credit facilities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11        Earnings Per Share Computations

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant made two 8-K filings under Item 5 - Other Events dated November 9, 1994, and November 30, 1994. The reports described the exchange by holders of the Company's Exchangeable Preferred Stock, of their shares for shares of Little Switzerland, Inc. Common Stock, and the issuance to such holders of new shares of the Company's Convertible Preferred Stock.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                           TOWN & COUNTRY CORPORATION

                                  (Registrant)











Date:  January 10, 1995                  /s/  Francis X. Correra
                                        ------------------------
                                        Francis X. Correra
                                        Senior Vice President and
                                        Chief Financial Officer

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
                                                                      EXHIBIT 11

                        Earnings Per Share Computations
                                  (Unaudited)

                              For the Three Months Ended     For the Nine Months Ended
                              November 27,   November 28,    November 27,   November 28,
                                  1994           1993            1994           1993
                                  ----           ----            ----           ----


PRIMARY EPS:
Net income                  $   16,424,043 $    5,906,260  $    6,776,653 $    2,316,484
Accretion of dividend on
  preferred stock                  479,551        455,154       1,426,299        986,308
Net income for EPS
  calculation               $   15,944,492 $    5,451,106  $    5,350,354 $    1,330,176

Weighted average common
  shares outstanding            23,432,449     23,421,576      23,429,811     20,466,322
Weighted shares issued
  from exercise and
  assumed execise of:
  warrants                          -              -               -              -
  options                           -              -               -              -
Shares for EPS
  calculation                   23,432,449     23,421,576      23,429,811     20,466,322



REPORTED EPS:
Net income                  $         0.70 $         0.25  $         0.29 $         0.11
Accretion of dividend on
  preferred stock                    (0.02)         (0.02)          (0.06)         (0.05)
Net income per common
  share:                    $         0.68 $         0.23  $         0.23 $         0.06

FULLY DILUTED EPS:

For the periods presented in this exhibit, there is no dilution from Primary
EPS.















This exhibit should be reviewed in conjunction with Note 5 of Notes to Consolidated Financial Statements.

TOWN & COUNTRY CORPORATION                                            EXHIBIT 27

                            FINANCIAL DATA SCHEDULE






Cash and cash items                                             $     1,053,620
Marketable securities                                                         0
Notes and accounts receivable--
  Trade                                                              89,573,992
Allowances for doubtful accounts                                      7,143,000
Inventory                                                            81,218,991
Total current assets                                                176,309,504
Property, plant and equipment                                        82,438,375
Accumulated depreciation                                            (38,010,257)
Total assets                                                        243,963,423
Total current liabilities                                            74,480,535
Bonds, mortgages, and similar debt                                   94,731,417
Preferred stock--
  Mandatory redemption                                                2,235,959
  No mandatory redemption                                             2,381,038
Common stock                                                            234,324
Other stockholders' equity                                           63,440,647
Total liabilities and stockholders' equity                          243,963,423
Net sales of tangible products                                      222,088,070
Total revenues                                                      222,088,070
Cost of tangible goods sold                                         153,900,409
Total costs and expenses applicable to
  sales and revenues                                                153,900,409
Other costs and expenses                                                      0
Provision for doubtful accounts and notes                             3,622,390
Interest and amortization of debt discount                            8,653,946
Income before taxes and other items                                   8,419,830
Income tax expense                                                    1,643,177
Income (loss) continuing operations                                   6,776,653
Discontinued operations                                                       0
Extraordinary items                                                           0
Cumulative effect--
  Changes in accounting principles                                            0
Net income (loss) per common share                                    5,350,354
Earnings per share--
  Primary                                                       $          0.23
  Fully diluted                                                 $          0.23


