Form 10-Q/A
period 1994-11-27
TOWN & COUNTRY CORP
filed 1995-02-16
CIK 768608

THE PURPOSE OF THIS AMENDMENT IS TO PROPERLY ATTACH THE FINANCIAL DATA SCHEDULE.

      10Q-94-11--10--AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q/A

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