Form 10-K/A
period 1994-02-27
TOWN & COUNTRY CORP
filed 1995-03-10
CIK 768608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For Fiscal Year Ended               February 27, 1994

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________________ to ___________________

                        Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION

             (Exact name of Registrant as specified in its charter)

               Massachusetts                               04-2384321
              (State or other jurisdiction                (I.R.S. Employer
               of incorporation or                         Identification
               organization)                               Number)

                25 Union Street, Chelsea, Massachusetts        02150
                (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (617) 884-8500

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                            on which registered

      Class A Common Stock,
        $.01 par value                                American Stock Exchange

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


The undersigned registrant hereby amends Item 7, and Item 8 of Part II and Item 14 of Part IV of its Annual Report on Form 10-K for the period ended February 27, 1994.

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

                           Town & Country Corporation
                   (Headquartered in Chelsea, Massachusetts)
                                       |
      ________________________________________________________________
      |               |               |               |              |
Town & Country    Gold Lance,    L.G. Balfour    Anju Jewelry       Essex
 Fine Jewelry        Inc.        Company, Inc.      Limited     International
  Group, Inc.    (Houston, TX)  (Attleboro, MA)   (Hong Kong)  (Public Company
 (Chelsea, MA                                                      Limited
                                                                   (Bangkok,
                                                                   Thailand)


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

                         First             Second             Third                     Fourth
                         Quarter           Quarter            Quarter                   Quarter
                         Ended             Ended              Ended                     Ended
Fiscal 1994              May 30,           August 29,         November 28,              February 27,

Net Sales               $64,125,732       $51,063,035         $94,346,432               $68,214,963
Gross profit             25,650,765        16,370,841          31,632,391                24,739,873
Net income (loss)          (498,954)       (3,090,822)          5,906,260                   821,072
Income (loss)
 attributable to
 common
 stockholders              (574,958)       (3,545,972)          5,451,106                   353,869
Net income (loss)
 per common share       $     (0.04)       $    (0.15)         $     0.23               $      0.02

                         First             Second             Third                     Fourth
                         Quarter           Quarter            Quarter                   Quarter
                         Ended             Ended              Ended                     Ended
Fiscal 1993              May 31,           August 31,         November 30,              February 28,
Net Sales               $66,449,853       $51,678,153         $87,531,390               $64,704,655
Gross profit             23,051,036        14,939,776          29,348,114                23,191,753
Net income (loss)        (2,832,388)      (10,674,704)          1,128,274               (34,916,774)(1)
Net income (loss)
 per common share       $     (0.24)      $     (0.86)         $     0.09               $     (2.76)

(1) During the fourth quarter of fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge relating to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $12.8 million (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

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

ITEM 2.   PROPERTIES

The Company occupies facilities in the United States and the Far East as described below.(1)


                                                             Square
Location                         Use                         Footage   Ownership

Chelsea, Massachusetts           Executive and                94,000   Leased/
                                 administrative offices                Owned
                                 manufacturing, marketing,
                                 and distribution facility.

Dallas, Texas                    Administrative offices,      23,000   Leased
                                 marketing, and
                                 distribution facility.

New York, New York(2)            Administrative offices,      91,000   Owned
                                 manufacturing, marketing
                                 and distribution facility.

Attleboro, Massachusetts         Administrative offices,     257,000   Owned
                                 manufacturing, marketing,
                                 and distribution facility.

Louisville, Kentucky             Manufacturing and            42,000   Owned
                                 distribution facility.

Dallas, Texas                    Manufacturing and            55,000   Leased/
                                 distribution facility.                Owned

Houston, Texas                   Administrative offices,      31,000   Owned
                                 manufacturing, marketing,
                                 and distribution facility.

Hong Kong                        Administrative offices,       9,000   Leased
                                 manufacturing, and
                                 distribution facility.


Bangkok, Thailand                Administrative offices,      36,000   Leased/
                                 manufacturing, marketing              Owned
                                 and distribution facility.


(1)The Company's interests in these properties are security for loans made by the Company's lenders. See Note 5 of Notes to Consolidated Financial Statements.

(2)The New York City Industrial Development agency has the first security position in this property. See Note 5 of Notes to Consolidated Financial Statements.


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


Statement of Operations Data:

                                                     Fiscal Year Ended
                                           (In thousands, except per share data)
                              Feb. 27,        Feb. 28,       Feb. 29,        Feb. 28,      Feb. 28,
                                1994           1993(1)       1992(2)           1991          1990

 Net sales                    $277,750       $270,364        $272,194       $410,402       $423,939
 Net income (loss)               3,138        (47,296)        (19,018)         1,249          6,613
 Earnings (loss)
   per common
   share:                         0.08          (3.80)          (1.58)          0.10           0.56

 Balance Sheet Data:
                                                     Fiscal Year Ended
                                                      (In thousands)
                               Feb. 27,       Feb. 28,       Feb. 29,        Feb. 28,      Feb. 28,
                                 1994          1993           1992             1991          1990
 Total assets                 $223,921       $246,858        $262,288       $397,804       $327,780
 Senior debt                    22,022         35,688           6,424         87,676         51,026
 Subordinated debt              71,285        120,285         119,496        121,277        127,799
 Exchangeable
   preferred stock              35,785             --              --             --             --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 1994 COMPARED TO FISCAL 1993

Net sales for the fiscal year ended February 27, 1994, increased approximately $8 million or 3% from approximately $270 million in fiscal 1993 to approximately $278 million in fiscal 1994. Sales of fine jewelry increased approximately $8 million or 5%, from approximately $169 million in fiscal
1993 to approximately $177 million in fiscal 1994. This increase was achieved despite a decline in sales to Zale of approximately $5 million or 13% from $38 million in fiscal 1993 to $33 million in fiscal 1994.
The sales increase is attributable to increased volume rather than increased prices. Product costs have remained relatively stable while competitive pressure on margin has continued to intensify. The increase in sales of fine jewelry is validation that the Company is achieving more effective new product development and sales efforts as a result of the 1993 restructuring and has been able to take advantage of an improving economy.


Gross profit for the fiscal year ended February 27, 1994, increased approximately $6 million or 7% from $91 million in fiscal 1993 to $97 million in fiscal 1994. Gross profit margin improved from 33% for the fiscal year ended February 28, 1993, to 35% for the fiscal year ended February 27, 1994. Benefits from elimination of low-margin recognition products and entry into higher-margin sports specialty marketing were offset to some extent by continuing margin pressure in the fine jewelry business. Gross profit also benefited from the $1.3 million liquidation of the Company's remaining LIFO based inventory.

Selling, general and administrative expenses for fiscal 1994 declined approximately $5 million or 6% from $85 million in fiscal 1993 to $80 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses declined from 32% in fiscal 1993 to 29% in fiscal 1994. This decline results from consolidations related to the restructuring of the fine jewelry business.

Interest expense for the fiscal year ended February 27, 1994, declined approximately $6 million from $20 million in fiscal 1993 to $14 million in fiscal 1994. The weighted average interest rate was approximately
11.24% for fiscal 1994 versus 12.3% for fiscal 1993. Average borrowings for the fiscal year ended February 27, 1994, declined approximately $38 million from approximately $163 million in fiscal 1993 to approximately $125 million in fiscal 1994 due to the recapitalization completed on May 14, 1993. See
Note 5 of Notes to Consolidated Financial Statements.

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

Selling, general and administrative expenses decreased $23 million to $92 million or 34% of net sales in fiscal 1992 as compared with $115 million or 28% of net sales in fiscal 1991. After eliminating the impact of Little Switzerland, Inc., selling, general and administrative expenses decreased $6 million to $92 million or 34% of net sales as compared with $98 million or 28% of adjusted net sales in fiscal 1991. This increase of selling, general and administrative expenses as a percentage of net sales resulted from the decline in net sales which occurred in fiscal 1992, without a commensurate reduction in fixed costs. The effect of this decline in sales was partially offset by a reduction in comparable selling, general and administrative expenses from fiscal 1991 to fiscal 1992. This reduction was primarily due to the reorganization at Balfour, which resulted in substantial cost savings and more efficient operations. In the traditional fine jewelry business of the Company, cost reductions are primarily the result of variable costs, such as commissions and payroll, being reduced as a consequence of the lower level of business.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Town & Country Corporation and subsidiaries are included as part of this Form 10-K:

         Report of Independent Public Accountants...........................F-2

         Consolidated Balance Sheets - February 27, 1994
         and February 28, 1993............................................. F-3

         Consolidated Statements of Operations - Years
         Ended February 27, 1994, February 28, 1993,
         and February 29, 1992..............................................F-4

         Consolidated Statements of Stockholders' Equity -
         Years Ended February 27, 1994, February 28, 1993,
         and February 29, 1992 .............................................F-5

         Consolidated Statements of Cash Flows - Years
         Ended February 27, 1994, February 28, 1993,
         and February 29, 1992............................................  F-6

         Notes to Consolidated Financial Statements........................ F-8

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      DOCUMENT LIST

         1.       Financial Statements

The following consolidated financial statements of Town & Country Corporation and Subsidiaries are included in Item 8:

                                                                           Page

         Report of Independent Public Accountants...........................F-2

         Consolidated Balance Sheets - February 27, 1994....................F-3
         and February 28, 1993

         Consolidated Statements of Operations - Years......................F-4
         Ended February 27, 1994, February 28, 1993, and
         February 29, 1992

         Consolidated Statements of Stockholders' Equity -..................F-5
         Years Ended February 27, 1994, February 28, 1993, and February 29, 1992

         Consolidated Statements of Cash Flows - Years......................F-6
         Ended February 27, 1994, February 28, 1993, and
         February 29, 1992

         Notes to Consolidated Financial Statements........................ F-8

         2.       Financial Statement Schedules


         Report of Independent Public Accountants..........................F-42

         Schedules:

         VIII     Valuation Accounts.......................................F-43

         IX       Short-term Borrowings................................... F-44




Schedules other than those listed above are omitted because of the absence of the condition under which they are required or because the required information is reflected in the financial statements or notes thereto.

         3.       Exhibits

                                                                           Page

        3.1       Restated Articles of Organization, as amended........*7*(3.1)

        3.2       By-laws, as amended..................................*2*(3.2)

        4.1       Amended and Restated Indenture governing 10 1/4%.....*7*(4.1)
                  Subordinated Notes due 1995 (the "Old 10 1/4%
                  Notes"), dated as of 5/14/93, from Town & Country
                  Corporation to The Bank of New York, as Trustee.

        4.2       Amended and Restated Indenture governing 13% ........*7*(4.2)
                  Senior Subordinated Notes due 12/15/98, (the "Old
                  13% Notes), dated as of 5/14/93, from Town &
                  Country Corporation to State Street Bank and
                  Trust Company, as Trustee.

        4.3 Supplemental Indenture relating to the Old 10 1/4%...*7*(4.3) Notes, dated as of 5/14/93, from Town & Country
                  Corporation to The Bank of New York, as Trustee.

        4.4       Supplemental Indenture relating to the Old 13%.......*7*(4.4)
                  Notes, dated as of 5/14/93, from Town & Country
                  Corporation to State Street Bank and Trust
                  Company, as Trustee.

        4.5       Indenture governing 11 1/2% Senior Secured Notes.....*7*(4.5)
                  due 9/15/97, dated as of 5/14/93, from Town &
                  Country Corporation to Shawmut Bank, N.A., as
                  Trustee.

        4.6       Indenture governing 13% Senior Subordinated Notes....*7*(4.6)
                  due 5/31/98, dated as of 5/14/93, from Town &
                  Country Corporation to Bankers Trust Company, as Trustee.

        4.7       Certificate of Vote of Directors Establishing the....*7*(4.7)
                  Exchangeable Preferred Stock, par value $1.00 per share, dated as of 5/14/93.


       Material Contracts:

       10.1       1989 Employee Stock Purchase Plan of the...........#1#(10.21)
                  Registrant.

       10.2       Non-Qualified Stock Option dated 7/19/89, from.....#2#(10.31)
                  the Registrant to Jerome Peterson.

       10.3       1985 Amended and Restated Stock Option Plan of......*2*(10.1)
                  the Registrant.

       10.4       Amendment dated 7/27/89, to the Lease Agreement.....*5*(10.8)
                  between Carey Realty Trust and Town & Country
                  Corporation.

       10.5       Amendment dated 7/1/87, to the Lease Agreement......*3*(10.3)
                  between the Registrant and Carey Realty Trust dated 9/1/84.

       10.6       Lease Agreement between the Registrant and Carey....*1*(10.2)
                  Realty Trust dated 9/1/84.

       10.7       Lease dated 9/1/85, between the New York City......#2#(10.30)
                  Industrial Development Agency and Feature
                  Enterprises, Inc.

       10.8       First Amendment to Lease Agreement dated as of......*7*(10.8)
                  5/1/93, between the New York City Industrial
                  Development Agency and Town & Country Fine
                  Jewelry Group, Inc.

       10.9       Amended and Restated Consignment Agreement by ......*7*(10.9)
                  and between Town & Country Corporation, L.G.
                  Balfour Company, Inc., Gold Lance, Inc., and
                  Town & Country Fine Jewelry Group, Inc. and
                  Fleet Precious Metals, Inc. dated as of
                  5/14/93.

       10.10      Amended and Restated Consignment Agreement by......*7*(10.10)
                  and between Town & Country Corporation, L.G.
                  Balfour Company, Inc., Gold Lance, Inc., and
                  Town & Country Fine Jewelry Group, Inc. and
                  Rhode Island Hospital Trust National Bank dated as of 5/14/93.

       10.11      Amended and Restated Consignment Agreement by......*7*(10.11)
                  and between Town & Country Corporation, L.G.
                  Balfour Company, Inc., Gold Lance, Inc., and
                  Town & Country Fine Jewelry Group, Inc. and
                  ABN Amro Bank, N.V. dated as of 5/14/93.

       10.12      Amended and Restated Consignment Agreement by......*7*(10.12)
                  and between Town & Country Corporation, L.G.
                  Balfour Company, Inc., Gold Lance, Inc., and
                  Town & Country Fine Jewelry Group, Inc. and
                  Republic National Bank of New York dated as of 5/14/93.

       10.13      Registration Rights Agreement between Little.......*6*(10.13)
                  Switzerland, Inc. and Switzerland Holding, Inc.
                  dated as of 7/17/91.

       10.14      Letter Agreement dated as of 4/6/93, between.......*7*(10.14)
                  Little Switzerland, Inc. and Town & Country
                  Corporation relating to the Switzerland
                  Holding, Inc. Registration Rights Agreement.

       10.15 Loan Agreement dated as of 5/14/93, by and among...*7*(10.15) Town & Country Corporation, L.G. Balfour Company,
                  Inc., Gold Lance, Inc., and Town & Country Fine
                  Jewelry Group, Inc. and Foothill Capital
                  Corporation.

       10.16      Collateral Agency and Intercreditor Agreement......*7*(10.16)
                  dated as of 5/14/93, by and among Town & Country
                  Corporation, L.G. Balfour Company, Inc., Gold
                  Lance, Inc., and Town & Country Fine Jewelry
                  Group, Inc. and Foothill Capital Corporation,
                  Fleet Precious Metals, Inc., Rhode Island Hospital
                  Trust National Bank, Republic National Bank, ABN
                  Amro Bank N.V., Bankers Trust Company, Shawmut
                  Bank, N.A., and Chemical Bank.

       10.17      Form of 1993 Management Stock Option...............#4#(10.23)

       10.18      Registration Rights Agreement between Town &.......*6*(10.19)
                  Country Corporation and The First National
                  Bank of Boston, The Federal Deposit Insurance
                  Corporation, as Receiver of New Bank of New
                  England, N.A., as Assignee of Federal Deposit
                  Insurance Corporation, as Receiver of Bank of
                  New England, N.A., Chemical Bank (as successor to Manufacturer's Hanover Trust Company) and
                  The Chase Manhattan Bank, N.A. dated as of
                  6/15/92.

       10.19      Form of Executive Employment Agreement between.....*4*(10.33)
                  the Registrant and C. William Carey effective as of 3/1/89.

       10.20      Form of Executive Employment Agreement between ....*4*(10.34)
                  the Registrant and Francis X. Correra
                  effective as of 3/1/89.

       10.21      Key Man Life Insurance Policy for C. William.......#3#(10.22)
                  Carey.

       10.22      Trust Agreement dated as of 5/14/93, between.......*7*(10.22)
                  Town & Country Corporation and Baybank, as
                  Trustee.

       10.23      Registration Effectiveness Agreement dated.........*7*(10.23)
                  as of 5/14/93, between Town & Country Corporation and Certain Funds managed by Fidelity Management &
                  Research Company.

       11         Earnings per Share Computations............... Filed Herewith

       21         Subsidiaries of the Registrant.................Filed Herewith

       23.1       Consent of Arthur Andersen & Co................Filed Herewith


       99         Additional Exhibits

       99.1       Little Switzerland, Inc. and Subsidiaries,
                  Consolidated Financial Statements for the Fiscal Year
                  ended May 31, 1994.............................Filed Herewith

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                      TOWN & COUNTRY CORPORATION
                                                             (Registrant)


Date:   March 10, 1994               By:  /s/Francis X. Correra
                                             ------------------
                                             Francis X. Correra
                                             Senior Vice President and
                                             Chief Financial Officer

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





                                                           Arthur Andersen LLP
Boston, Massachusetts
April 21, 1994

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                             February 27,   February 28,
ASSETS                                              1994           1993
CURRENT ASSETS:
Cash and cash equivalents (Note 1)            $3,273,876    $15,353,259
Restricted cash (Note 1)                          37,971              -
Accounts receivable, less allowances for
doubtful accounts of $5,510,000 and
$4,910,000 at February 27, 1994 and
February 28, 1993, respectively               55,623,418     51,619,404
Inventories (Note 1)                          75,029,397     74,330,038
Prepaid expenses and other current assets      3,991,883      6,459,519

Total current assets                         137,956,545    147,762,220

PROPERTY, PLANT AND EQUIPMENT, at cost
(Note 1)                                      79,340,723     76,970,012
Less-Accumulated depreciation                 33,636,099     30,361,895
                                              45,704,624     46,608,117

INVESTMENT IN LITTLE SWITZERLAND, INC.
(Note 1)                                      13,304,089     12,198,203

INVESTMENT IN SOLOMON BROTHERS,
  LIMITED (Note 12)                           13,734,000     19,202,183

OTHER ASSETS (Notes 1 and 3)                  13,221,467     21,087,580
                                            $223,920,725   $246,858,303

                                             February 27,   February 28,


LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1993
CURRENT LIABILITIES:
Notes payable to banks (Note 5)            $           -     $7,250,000
Current portion of long-term debt
(Note 5)                                       1,479,590      3,667,662
Accounts payable                              12,727,357     10,822,914
Accrued expenses (Note 1)                     19,956,332     40,989,082
Accrued taxes (Notes 1 and 8)                    874,253        386,072


Total current liabilities                     35,037,532     63,115,730

LONG-TERM DEBT, less current portion
(Note 5)                                      91,827,239    152,305,678


OTHER LONG-TERM LIABILITIES                    2,093,755      3,256,646

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST                              3,843,117      3,436,393
EXCHANGEABLE PREFERRED STOCK, $1.00 par value
Authorized--2,700,000 shares
Issued and outstanding--2,533,255
shares (Note 5)                               35,785,399              -
STOCKHOLDERS' EQUITY (Notes 1, 5, 7,
10, and 11):
Preferred stock, $1.00 par value-
Authorized and unissued--2,300,000 shares              -              -
Class A Common Stock, $.01 par value-
Authorized--40,000,000 shares
Issued and outstanding--20,755,901 and
10,000,309 shares at February 27, 1994
and February 28, 1993, respectively              207,559        100,003
Class B Common Stock, $.01 par value-
Authorized--8,000,000 shares
Issued and outstanding--2,670,693
shares at February 27, 1994 and
February 28, 1993                                 26,707         26,707
Additional paid-in capital                    69,909,485     41,111,259
Retained earnings (deficit)                  (14,810,068)   (16,494,113)

Total stockholders' equity                    55,333,683     24,743,856
                                            $223,920,725   $246,858,303

The accompanying notes are an integral part of these consolidated financial statements.

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Year Ended
                                                            February 27,    February 28,     February 29,
                                                                1994           1993             1992

NET SALES                                                  $277,750,162     $270,364,051     $272,194,039
COST OF SALES                                               180,356,292      179,833,372      185,445,883
Gross profit                                               $ 97,393,870     $ 90,530,679     $ 86,748,156
RESTRUCTURING CHARGE                                                 --        5,000,000       31,003,391
ZALE BANKRUPTCY CHARGE                                               --               --       12,615,542
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                   80,221,216       85,250,214       92,456,170
Income (loss) from operations                              $ 17,172,654     $    280,465     $(49,326,947)
INTEREST EXPENSE                                            (14,044,933)     (20,092,759)     (25,067,154)
INTEREST AND OTHER INCOME, net                                  698,829          680,540        3,256,571
NET (LOSS) GAIN ON NONRECURRING ITEMS (Notes 2 and 6)                --      (14,500,000)      50,871,674
RECAPITALIZATION EXPENSES (Note 5)                                   --      (14,440,000)              --
INCOME FROM AFFILIATES (Notes 1 and 12)                       1,262,347        2,721,630        4,389,307
MINORITY INTEREST (Note 1)                                     (941,341)        (989,336)        (615,870)
Income (loss) before provision for income taxes
and extraordinary gain                                     $  4,147,556     $(46,339,460)    $(16,492,419)
PROVISION FOR INCOME TAXES (Notes 1 and 8)                    1,010,000          956,132        3,252,131
Income (loss) before extraordinary gain                    $  3,137,556     $(47,295,592)    $(19,744,550)
EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT                       --               --          726,343
Net income (loss)                                          $  3,137,556     $(47,295,592)    $(19,018,207)
ACCRETION OF DISCOUNT ON EXCHANGEABLE PREFERRED STOCK         1,453,511               --               --
Income (loss) attributable to common stockholders          $  1,684,045     $(47,295,592)    $(19,018,207)
EARNINGS (LOSS) PER COMMON SHARE (Notes 1, 10, and 11):
                                                           $       0.08     $      (3.80)    $      (1.64)
Income (loss) before extraordinary gain
Extraordinary gain                                                   --               --             0.06
Net income (loss) per common share                         $       0.08     $      (3.80)    $      (1.58)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(Notes 1, 10, and 11)                                        21,205,949       12,450,290       12,005,752

The accompanying notes are an integral part of these consolidated financial statements.

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED FEBRUARY 27, 1994, FEBRUARY 28, 1993, AND FEBRUARY 29, 1992

                                                   Class A                   Class B
                                                 Common Stock              Common Stock

                                          Number of     Par Value       Number of       Par Value
                                          Shares        $.01            Shares          $.01

BALANCE, February 28, 1991                 9,290,185    $     92,901       2,671,643    $     26,717
Net proceeds from the exercise of
options to purchase common stock              82,658             827              --              --
(Notes 10 and 11)
Conversion of Class B Common Stock             1,179              12          (1,179)            (12)
into Class A Common Stock
Net loss                                          --              --              --              --

BALANCE, February 29, 1992                 9,374,022    $     93,740       2,670,464    $     26,705
Share issuance related to Forbearance
Agreements                                   602,224           6,022              --              --
Net proceeds from the exercise of
options to purchase common stock              24,292             243              --              --
(Notes 10 and 11)
Conversion of Class B Common Stock
into Class A Common  Stock                      (229)             (2)            229               2
Net loss                                          --              --              --              --

BALANCE, February 28, 1993                10,000,309    $    100,003       2,670,693    $     26,707
Share issuance related to
exchange offer                             9,992,648          99,927              --              --
Share issuance related to purchase
commitment on senior secured notes           750,000           7,500              --              --
Accretion of discount on
exchangeable preferred stock                      --              --              --              --
Net proceeds from the exercise of
options to purchase common stock              12,944             129              --              --
(Notes 10 and 11)
Net income                                        --              --              --              --

BALANCE, February 27, 1994                20,755,901    $    207,559       2,670,693    $     26,707

                                         Additional    Retained           Total
                                           Paid-in      Earning       Stockholders'
                                           Capital     (Deficit)         Equity
BALANCE, February 28, 1991              $ 39,516,807   $ 49,819,686    $ 89,456,111
Net proceeds from the exercise of
options to purchase common stock             269,877             --         270,704
(Notes 10 and 11)
Conversion of Class B Common Stock                --             --              --
into Class A Common Stock
Net loss                                          --    (19,018,207)    (19,018,207)

BALANCE, February 29, 1992              $ 39,786,684   $ 30,801,479    $ 70,708,608
Share issuance related to Forbearance
Agreements                                 1,273,704             --       1,279,726
Net proceeds from the exercise of
options to purchase common stock              50,871             --          51,114
(Notes 10 and 11)
Conversion of Class B Common Stock
into Class A Common  stock                        --             --              --
Net loss                                          --    (47,295,592)    (47,295,592)

BALANCE, February 28, 1993              $ 41,111,259   $(16,494,113)   $ 24,743,856
Share issuance related to
exchange offer                            26,755,361             --      26,855,288
Share issuance related to purchase
commitment on senior secured notes         2,008,125             --       2,015,625
Accretion of discount on
exchangeable preferred stock                      --     (1,453,511)     (1,453,511)
Net proceeds from the exercise of
options to purchase common stock              34,740             --          34,869
(Notes 10 and 11)
Net income                                        --      3,137,556       3,137,556

BALANCE, February 27, 1994              $ 69,909,485   $(14,810,068)   $ 55,333,683


The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                   February 27,   February 28,   February 29,
                                                                       1994           1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  3,137,556    $(47,295,592)   $(19,018,207)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities--
Provision for loss on Zale accounts receivable and consigned               --              --      12,615,542
inventory (Note 3)
Depreciation and amortization                                       5,628,451       8,667,787      10,936,253
Gain on disposal of fixed assets                                     (113,162)     (2,583,573)       (634,103)
Loss on restructuring                                                      --       5,000,000              --
Gain on extinguishment of debt                                             --              --        (726,343)
Loss on assets held for sale or disposal (Note 2)                          --      14,500,000              --
Gain on subsidiary sale of stock                                           --              --     (56,142,690)
Bank fees paid by issuance of stock                                        --       1,273,704              --
Undistributed earnings of affiliates, net of minority interest       (227,894)     (1,453,506)     (3,450,856)
Interest paid with issuance of debt (Note 5)                        3,495,571              --              --
Ordinary dividends received from affiliate                          2,045,532              --       2,671,150
Change in assets and liabilities, net of effects from the
deconsolidation of Little Switzerland, Inc. and
restructuring (Note 1)--
(Increase) decrease in accounts receivable                         (4,004,014)     (9,166,453)     25,504,871
(Increase) decrease in inventories                                 (1,595,015)     (1,623,039)     17,438,888
(Increase) decrease in prepaid expenses and other
current assets                                                      2,467,636       2,657,448       6,343,038
(Increase) decrease in other assets                                 3,722,423       3,163,549         (59,278)
Increase (decrease) in accounts payable                             1,904,443         950,586     (11,715,831)
Increase (decrease) in accrued expenses                             2,190,050      11,042,155       6,328,989
Increase (decrease) in accrued and deferred taxes                     488,181      (1,022,665)     (1,808,896)
Increase (decrease) in other liabilities                           (1,162,891)       (307,250)        472,167

Net cash provided by (used in) operating activities              $ 17,976,867    $(16,196,849)   $(11,245,306)


The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)


                                                                                         For the Year Ended
                                                                   February 27,   February 28,      February 29,
                                                                      1994           1993              1992
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                              $     222,746    $   3,889,387    $   2,854,248
Capital expenditures                                               (4,056,307)      (3,519,205)      (3,052,783)
Proceeds from sale of investments                                   3,486,000               --               --
Proceeds from sale of Little Switzerland, Inc. stock (Note 1)              --               --       63,772,369
Proceeds from sale of Essex International Company
Limited stock                                                              --               --       14,420,778

Net cash provided by (used in) investing activities             $    (347,561)   $     370,182    $  77,994,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in unsecured notes payable                               $          --    $          --    $ (38,300,000)
Payments on revolving credit facilities                          (206,869,004)              --               --
Proceeds from borrowings under revolving credit facilities        206,869,004               --               --
Decrease (increase) in restricted cash                                (37,971)              --               --
Payments to retire credit facility                                (37,250,000)              --               --
Proceeds from senior secured notes                                 30,000,000               --               --
Payments on other debt                                            (13,666,180)     (11,486,285)     (81,251,934)
Payments to retire subordinated debt                                       --               --       (1,637,500)
Payment of dividend by Essex to minority interests                   (534,617)      (1,419,431)        (260,712)
Proceeds from the issuance of debt                                         --       31,000,000       17,000,000
Proceeds from the issuance of common stock                             34,869           57,136          270,704
Payments for recapitalization expenses                             (8,254,790)              --               --

Net cash provided by (used in) financing activities             $ (29,708,689)   $  18,151,420    $(104,179,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $ (12,079,383)   $   2,324,753    $ (37,430,136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     15,353,259       13,028,506       50,458,642
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   3,273,876    $  15,353,259    $  13,028,506

SUPPLEMENTAL CASH FLOW DATA:
CASH PAID DURING THE YEAR FOR:
Interest                                                        $   6,104,397    $  10,693,175    $  25,548,797
Income taxes                                                    $     589,730    $     712,606    $     759,761

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

Inventories consisted of the following at February 27, 1994 and February 28, 1993:


                                1994             1993

Raw materials                  $16,753,865      $22,373,004
Work-in-process                  7,154,300        8,334,661
Finished goods                  51,121,232       43,622,373
                               $75,029,397      $74,330,038

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

The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. As the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the years ended February 27, 1994, February 28, 1993 and February 29, 1992, these fees totaled $1.5 million, $1.4 million and $1.5 million, respectively.


The Company does not include the value of consigned gold in inventory or the corresponding liability in borrowings for financial statement purposes. As of February 27, 1994 and February 28, 1993, the Company held approximately 64,000 ounces, valued at $24.4 million, and 91,000 ounces, valued at $29.8 million, respectively, of gold on consignment (Note 5).

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

Property and equipment consisted of the following at February 27, 1994 and February 28, 1993:


                              Useful Life
                                Ranges              1994             1993
Real estate                 10 - 40 Years        $29,694,070      $28,042,711
Furniture and fixtures       3 -  7 Years          2,989,365        2,824,481
Equipment                    3 - 20 Years         42,584,500       41,851,905
Leasehold improvements       4 - 20 Years          3,681,385        3,212,965
Construction-in-progress                             391,403        1,037,950
                                                 $79,340,723      $76,970,012

                     Investment in Little Switzerland, Inc.

The sale of approximately 68% of Little Switzerland, Inc.'s common stock by a subsidiary of the Company resulted in the deconsolidation of Little Switzerland, Inc. in the fiscal 1992 consolidated financial statements of the Company. The continuing investment in Little Switzerland, Inc. is now classified as a long-term asset in the accompanying consolidated balance sheets, with income recognized using the equity method of accounting. Equity in net income of Little Switzerland, Inc. included in the consolidated statement of operations is presented as if the deconsolidation occurred on March 1, 1991, and represents 100% of Little Switzerland, Inc.'s net income from March 1, 1991, to the date of the sale of the common stock, and approximately 32% of Little Switzerland, Inc.'s net income thereafter.

Presented below is summarized financial information for Little Switzerland, Inc. as of and for the years ended February 27, 1994, February 28, 1993, and February 29, 1992:



                                1994          1993          1992
Current assets           $36,228,000   $40,179,000
Noncurrent assets         14,761,000    13,893,000
Current liabilities        7,884,000    14,858,000
Noncurrent liabilities       794,000       847,000
Total equity              42,311,000    38,367,000

Sales                    $63,727,000   $62,550,000   $55,571,000
Gross profit              28,282,000    29,232,000    25,948,000
Net income                 3,900,000     5,980,000     6,534,000

At February 27, 1994, consolidated retained earnings of the Company included approximately $8.7 million related to the undistributed earnings of Little Switzerland, Inc.

Accrued Expenses

The principal components of accrued expenses at February 27, 1994 and February 28, 1993 are as follows:



                                                     1994             1993
Compensation and related costs                       $8,877,284       $8,235,649
Customer deposits                                     4,242,529        5,767,701
Interest                                              2,621,644       11,077,327
Commissions                                           1,271,281        1,063,573
Restructuring                                                 -        1,596,549
Recapitalization                                              -        8,254,790
Other                                                 2,943,594        4,993,493
                                                    $19,956,332      $40,989,082



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

Long-term Intangible Assets


The excess ($7,172,000) of purchase price over the values assigned to net assets acquired is being amortized using the straight-line method over periods ranging from 30 to 40 years, the estimated useful lives. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segments' undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. In fiscal 1993, the Company recorded a write-down of approximately $1.6 million of goodwill associated with changes made to part of its business and the disposal of certain related assets (See Note 2). Accumulated amortization was approximately $2,920,000 and $2,715,000 at February 27, 1994 and February 28, 1993, respectively.


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

(2)      LOSS ON ASSETS HELD FOR SALE OR DISPOSAL

In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to cover losses associated with the disposal of certain inventory and fixed assets, including property, plant and equipment of approximately $12.9 million and intangibles of approximately $1.6 million, no longer considered necessary to its modified business. At February 27, 1994 the disposals have been substantially completed and the remaining reserve, of approximately $.6 million, is intended to cover the sale of the remaining assets, as well as expected losses associated with the disposition of the plant, which is currently for sale.

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

(5)      LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt at February 27, 1994 and February 28, 1993, consists of the following:


Town & Country Corporation                                                            1994           1993

Senior Subordinated Notes due 1998 with interest payable semiannually at
13%, including unamortized premium of $6,971,343.  The first four interest payments are expected to be made with issuance of additional notes up to
$15,300,000. The first such required payment due November 1993 was paid by
the issuance of approximately $3.5 million of new notes.                      $ 63,947,814   $         --


Senior Secured Notes due 1997 with interest payable monthly at 11.5%.
Payments required prior to maturity for proceeds received by the Company related to the Company's investment in Solomon Brothers, Limited and/or settlement of the Zale bankruptcy claim and certain
other limited conditions.                                                       19,980,300             --

Senior Subordinated Notes due 1998 with interest payable semiannually at
13%, net of unamortized discount of $57,210 and
$916,996 in 1994 and 1993, respectively.                                         6,902,790     95,633,004
(Continued)

Subordinated Notes due 1995 with interest payable semiannually at 10 1/4%, net of unamortized original issue discount of $16,698 and $1,703,768 in
1994 and 1993, respectively.                                                  $    434,302   $ 24,652,232

Other notes                                                                         25,583          4,732




Subsidiaries


Obligation under New York City Industrial Development Agency industrial revenue bond.  The note calls for four remaining quarterly principal payments of $16,666 and a final payment of $383,358.  Quarterly interest is determined at 75% of Chemical Bank's "reference" rate (6% at February
27, 1994), with a minimum of                                                       450,022        516,686


Obligation under New York City Industrial Development Agency industrial revenue bond.  The note calls for four remaining quarterly principal payments of $350,334 and a final payment of $164,682.  Quarterly interest is determined at 1.25% above Chemical Bank's "reference" rate
(6% at February 27, 1994).                                                       1,566,018      5,166,686

                                                                              $ 93,306,829   $125,973,340

Less-Current portion                                                             1,479,590      3,667,662


Plus-Portion of Credit Agreement refinanced with the Senior Secured
Notes due 1997.                                                                         --     30,000,000

                                                                              $ 91,827,239   $152,305,678



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

(6)      NONRECURRING EVENTS

During 1992, the Company recorded a number of nonrecurring events as a result of efforts to recapitalize and deleverage the Company. The program included negotiating new agreements with the lending group which supplied short- and intermediate-term funding and the sale of assets which contributed to the deleveraging of the balance sheet.

The following table summarizes the activities included in the 1992 results of operations:

A gain on the sale of approximately 68% of the Company's           $45,233,242
ownership of its retail subsidiary (net of underwriters' fee)

A gain on the sale of approximately 30% of the Company's            10,909,448
ownership of its Thailand manufacturing subsidiary (net of underwriters' fee)

Expenses associated with the above sales and banking               (5,271,016)
agreements
                                                                   $50,871,674

On May 2, 1991, Essex International Company Limited (Essex), a Thailand subsidiary of the Company, sold 880,000 shares of its common stock in a public offering in Thailand. The shares were sold for 240 Baht per share raising approximately $8 million of new capital which Essex intends to use for expansion. In a related transaction, TNC Holding, B.V., a Netherlands subsidiary of the Company, sold 637,500 shares of Essex common stock in a private placement raising approximately $6 million of new capital to be used for general purposes of the Company. Related to this offering, 120,000 shares of Essex common stock were sold to directors, officers and employees of the Company and certain outsiders at various prices with compensation expense recorded where appropriate. As a result of these transactions, Essex has become a listed company on the Stock exchange of Thailand (SET). These transaction had the net result of reducing the Company's ownership of Essex to approximately 70%.

In fiscal 1992, the Company recorded a gain of approximately $4.4 million from the private placement by TNC Holding B.V. and a gain of approximately $6.5 million which was a result of valuing the Company's ownership of Essex after its sale of stock and recognizing the resulting increase in value as current period income.

On July 25, 1991, Switzerland Holding, Inc. a subsidiary of the Company, sold
5.7 million shares of its subsidiary, Little Switzerland, Inc., in a public offering. The offering price was $12 per share resulting in gross proceeds, net of underwriters discount , of $64 million. After giving effect to the other offering expenses, net proceeds to the Company were approximately $62 million before taxes. The Company's subsidiary continues to own approximately 32% of the shares of Little Switzerland, Inc.

In addition, during 1992, the Company recorded a Zale bankruptcy charge of $13 million (see Note 3), and a restructuring charge of $31 million related to the consolidation of its fine jewelry group operations. The restructuring charge consisted of approximately $15 million representing the costs which the Company incurred with regard to the disposal of inventory which was considered to be inconsistent with the sales and marketing plan for the future, approximately $13 million of severance and related payments and approximately $3 million of physical renovation, merger costs and various other transaction and start-up costs. At February 27, 1994 the restructuring was complete.

Based on the success of its operational restructuring during fiscal 1993, the Company concluded that the Feature facility in New York will not be required as a long-term manufacturing site. The Company expects to maintain a continuing presence in New York in the form of sales and marketing functions, product development, and manufacturing support services, including a repair function and subcontractor control operations. These functions will remain in the Feature facility until the Company is able to sell the facility at a price which it considers acceptable. As a result of its decision to dispose of the facility, the Company adjusted the carrying value of the Feature facility by approximately $5 million, which was recorded as a restructuring charge during the fourth quarter of fiscal 1993. As of February 27, 1994, the Company has not sold this facility.

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

(8)      INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes (including the extraordinary gain in 1992) for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, are as follows:



                   1994            1993            1992

Domestic   $    221,748    $(50,196,999)   $(22,408,961)
Foreign       3,925,808       3,857,539       6,642,885
           $  4,147,556    $(46,339,460)   $(15,766,076)



The components of the provision (benefit) for income taxes for the years ended February 27, 1994, February 28, 1993, and February 29, 1992, are as follows:



                          1994          1993          1992
Current--
Federal            $        --   $        --   $   627,027
State                  636,449       875,399       581,447
Foreign                373,551        80,733       202,652
                   $ 1,010,000   $   956,132   $ 1,411,126

Deferred--

Federal            $        --   $        --   $ 1,883,420
Foreign                     --            --       (42,415)
                   $        --   $        --   $ 1,841,005
Total provision    $ 1,010,000   $   956,132   $ 3,252,131

                               FEBRUARY 27, 1994





The Company's effective tax rate, including the extraordinary gain in fiscal 1992, differs from the federal statutory rate of 35% in fiscal 1994 and 34% in fiscal 1993 and 1992 due to the following:



                                  1994            1993            1992
Computed tax provision
(benefit)
at statutory rate         $  1,451,645    $(15,755,416)   $ (5,360,466)
Increases (reductions)
resulting from--
Difference between U.S.
and foreign tax rates          378,940          80,733         136,295
Repatriation of
foreign earnings                    --       3,310,405       3,056,000
State taxes                    636,449         654,871         581,447
Tax basis differences
included in sale of
subsidiary stock                    --              --       3,921,000
Loss on assets held for
sale or disposal not
deductible for
income tax purposes                 --       1,734,000              --
Items not deductible
for income tax
purposes                        65,378       1,092,476         472,500
(Utilization) deferral
of net operating
losses                      (1,522,412)      9,618,535         425,855
Other                               --         220,528          19,500
                          $  1,010,000    $    956,132    $  3,252,131




                                          February 27, 1994
DEFERRED TAX ASSETS


Restructuring and recapitalization cost accruals   $  6,108
Accounts receivable reserves                          4,861
Accrual for loss on assets held for sale or
disposal                                              1,873
Inventories                                           1,413
Other                                                 1,899
Net operating loss carryforwards                     10,944
Total gross deferred tax assets                      27,098
Less--valuation allowance                            (8,742)
Net deferred tax assets                            $ 18,356

DEFERRED TAX LIABILITIES                       February 27,
                                                       1994
Property, plant and equipment, principally
due to differences in depreciation                 $  6,888
Investments in affiliated companies,
principally due to undistributed income               9,815
Other                                                 1,653
Total deferred tax liabilities                       18,356
Net deferred tax asset (liability)                 $     --

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

Certain other Company facilities and equipment are leased under agreements expiring at various dates. Many of these leases provide the Company with renewal options. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 27, 1994, are approximately as follows:



                         Total
 Year                  Commitment
 1995                   $787,000
 1996                    632,000
 1997                    548,000
 1998                    531,000
 1999                    259,000
Thereafter                 3,000



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

The following table summarizes the stock option transactions for the three years ended February 27, 1994:


                           Number of        Price Range
                            Options          Per Share

Options outstanding at
February 28, 1991           935,100        $ 2.38 - $ 8.00

Options granted               7,500          2.50
Options canceled            (80,900)         3.00 -   6.75
Options exercised           (58,400)         3.00 -   3.13

Options outstanding at
February 29, 1992           803,300        $ 2.38 - $ 8.00

Options granted                  --
Options canceled            (44,800)         3.00 -   6.75
Options exercised                --

Options outstanding at
February 28, 1993           758,500        $ 2.38 - $ 8.00

Options granted              50,000          2.63
Options canceled            (70,100)         3.00 -   5.63
Options exercised                --

Options outstanding at
February 27, 1994           738,400        $ 2.38 - $ 8.00

Exercisable at
February 27, 1994           641,930




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

(13)            EMPLOYEE BENEFIT PLANS

(a)      Postemployment Medical Benefits

In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the accrual method of accounting for certain postretirement benefits be adopted. Adoption is required for fiscal years beginning after December 1992. A subsidiary of the Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted this statement in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.1 million on the delayed recognition method over a period of 20 years. Amortization of the accumulated benefit obligation was approximately $324,000 and increased the expense in 1994 over what the expense would have been if the Company used a cumulative adjustment to recognize the APBO. Prior to adopting SFAS No. 106, the cost of providing these benefits was expensed as incurred and amounted to approximately $508,000, and $432,000 for the years ended February 28, 1993 and February 29, 1992, respectively.

The following table sets forth the plan status as of fiscal 1994 year-end.



                                            Total
Accumulated postretirement benefit
obligation (in 000's)
Retired employees                          $(6,477)
Active employees                                --
Total                                       (6,477)
Plan assets at fair value                       --
Unfunded accumulated benefit obligation
in excess of plan assets                    (6,477)
Unrecognized net gain                           --
Unrecognized prior service cost                 --
Unrecognized transition obligation           6,162
Prepaid (accrued) postretirement medical
benefit cost                               $  (315)



The net periodic postretirement benefit costs for fiscal 1994 included the following components:



                                          Total
Service cost -- benefits attributed to
service during the period                  $ --
Interest cost                               494
Actual return on assets                      --
Amortization of unrecognized transition
obligation                                  324
Net periodic postretirement benefit cost   $818



For measurement purposes, a 16% annual rate of increase in the per-capita cost of covered health care benefits is assumed for fiscal 1994 (10% for Medicare eligible retirees); the rate was assumed to decrease gradually down to 6% for fiscal 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 27, 1994, by $432,000 or by 7%, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1994 by $32,000 or by 6%.
The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%.


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

(14) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

The securities issued in connection with the Company's recapitalization, discussed in Note 5, are guaranteed by the Company and its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements on a domestic and foreign basis for the years ended February 27, 1994, February 28, 1993 and February 29, 1992 (in 000's). Foreign gross profit includes gross profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.

                               FEBRUARY 27, 1994




                                          February 27, 1994 (000's)
ASSETS                       Domestic     Foreign      Eliminations Consolidated

CURRENT ASSETS:
Cash and cash equivalents    $     203    $   5,125    $  (2,054)   $   3,274
Restricted cash                     38           --           --           38
Accounts receivable, net        54,572        2,684       (1,632)      55,624
Inventories                     71,174        4,214         (359)      75,029
Prepaid expenses and other
current assets                   3,562          349           81        3,992

Total current assets           129,549       12,372       (3,964)     137,957

PROPERTY, PLANT AND
EQUIPMENT, at cost              72,122        7,219           --       79,341
Less--Accumulated
depreciation                    30,874        2,762           --       33,636
                                41,248        4,457           --       45,705
INTERCOMPANY LOANS              (3,588)       1,534        2,054           --
INVESTMENT IN SUBSIDIARIES      15,379           --      (15,379)          --
INVESTMENT IN LITTLE
SWITZERLAND, INC.               13,304           --           --       13,304
INVESTMENT IN SOLOMON
BROTHERS, LIMITED               13,734           --           --       13,734
OTHER ASSETS                    12,634          587           --       13,221
                             $ 222,260    $  18,950    $ (17,289)   $ 223,921

LIABILITIES AND STOCKHOLDERS'              February 27, 1994 (000's)
  EQUITY                         Domestic  Foreign   Eliminations  Consolidated


CURRENT LIABILITIES:
  Current portion of long-
    term debt                    $ 1,480   $  --      $   --          $1,480
  Accounts payable                13,205    1,155     (1,632)         12,728
  Accrued expenses                19,102      854         --          19,956
  Accrued and currently
    deferred income taxes            599      264         11             874

      Total current
        liabilities               34,386    2,273     (1,621)         35,038

LONG-TERM DEBT, less
  current portion                 91,827       --         --          91,827
LONG-TERM DEFERRED INCOME
  TAXES AND OTHER
  LIABILITIES                      2,093         1        --           2,094
MINORITY INTEREST                     --        --     3,843           3,843
EXCHANGEABLE PREFERRED
  STOCK                           35,785        --        --          35,785
STOCKHOLDERS' EQUITY:
  Common stock                       234     2,109    (2,109)            234
  Additional paid-in capital      69,909     8,515    (8,515)         69,909
  Retained earnings (deficit)    (11,974)    6,052    (8,887)        (14,809)

      Total stockholders'
        equity                    58,169    16,676   (19,511)         55,334

                                $222,260   $18,950  $(17,289)       $223,921

CONSOLIDATING STATEMENT OF                   February 27, 1994 (000's)
OPERATIONS                   Domestic    Foreign     Eliminations  Consolidated


NET SALES                    $ 259,098   $  38,406    $ (19,754)   $ 277,750
COST OF SALES                  169,860      30,250      (19,754)     180,356
Gross profit                 $  89,238   $   8,156    $      --    $  97,394
SELLING, GENERAL &
ADMINISTRATIVE EXPENSES         76,784       3,437           --       80,221
Income from operations       $  12,454   $   4,719    $      --    $  17,173
INTEREST EXPENSE, net           13,507        (161)          --       13,346
INCOME FROM AFFILIATES           1,262          --           --        1,262
MINORITY INTEREST                   --          --         (941)        (941)
Income before income taxes   $     209   $   4,880    $    (941)   $   4,148
PROVISION FOR INCOME TAXES         728         282           --        1,010
Net income (loss)            $    (519)  $   4,598    $    (941)   $   3,138
ACCRETION OF DISCOUNT ON
EXCHANGEABLE PREFERRED
STOCK                            1,454          --           --        1,454
Income (loss) attributable
to common stockholders       $  (1,973)  $   4,598    $    (941)   $   1,684

CONSOLIDATING STATEMENT OF                     February 27, 1994 (000's)
CASH FLOWS                     Domestic    Foreign   Eliminations  Consolidated

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)              $   (519)   $  4,598    $   (941)   $  3,138
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities--
Depreciation and
amortization                      5,033         595          --       5,628
Loss (gain) on disposal
of fixed assets                      25        (138)         --        (113)
Ordinary dividends
received from affiliates          3,274          --      (1,228)      2,046
Interest paid by debt
issuance                          3,496          --          --       3,496
Undistributed earnings
of affiliates                    (1,169)         --         941        (228)
Change in assets and
liabilities--
(Increase) decrease in
accounts receivable              (5,147)        888         255      (4,004)
(Increase) decrease in
inventories                      (4,062)      2,467          --      (1,595)
(Increase) decrease in
prepaid expenses and
other current assets              1,671         (86)        883       2,468
(Increase) decrease in
other assets                      3,478         245          --       3,723
Increase (decrease) in
accounts payable                  2,931        (772)       (255)      1,904
Increase (decrease) in
accrued expenses                  2,818        (628)         --       2,190
Increase (decrease) in
accrued and deferred
taxes                             1,170         201        (883)        488
Increase (decrease) in
other liabilities                (1,086)        (77)         --      (1,163)

Net cash provided by
(used in) operating
activities                     $ 11,913    $  7,293    $ (1,228)   $ 17,978


CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of
fixed assets                   $     13    $    210    $     --    $    223
Proceeds from sale of
investments                       3,486          --          --       3,486
Capital expenditures             (1,928)     (2,129)         --      (4,057)


Net cash provided by
(used in) investing
activities                     $  1,571    $ (1,919)   $     --    $   (348)

                                Domestic   Foreign  Eliminations  Consolidated
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on revolving
    credit facility            $(206,869)  $     --     $    --      $(206,869)
  Proceeds from borrowings
    under revolving credit
    facility                     206,869         --          --        206,869
  (Increase) decrease in
    restricted cash                  (38)        --          --            (38)
  Payments to retire credit
    facility                     (37,250)        --          --        (37,250)
  Proceeds from senior secured
    notes                         30,000         --          --         30,000
  Change in intercompany
    notes payable                  3,985     (1,931)     (2,054)            --
  Payments for recapitalization
    expenses                      (8,255)        --          --         (8,255)
  Payments on debt               (13,666)        --          --        (13,666)
  Payment of dividends             6,800     (8,563)      1,228           (535)
  Proceeds from the issuance
    of common stock                   35         --          --             35

        Net cash provided by
          (used in) financing
          activities           $ (18,389)  $(10,494)    $  (826)      $(29,709)

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  (4,905)  $ (5,120)    $(2,054)      $(12,079)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                5,107     10,246          --         15,353

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                       $202   $  5,126     $(2,054)        $3,274

                                             February  28, 1993 (000's)
ASSETS                             Domestic  Foreign  Eliminations Consolidated


CURRENT ASSETS:
  Cash and cash equivalents          $5,294  $10,059     $   --      $15,353
  Accounts receivable, net           49,832    3,411     (1,624)      51,619
  Inventories                        68,008    6,681       (359)      74,330
  Prepaid expenses and other
    current assets                    6,201      259         --        6,460

      Total current assets          129,335   20,410     (1,983)     147,762

PROPERTY, PLANT AND
  EQUIPMENT, at cost                 71,572    5,398         --       76,970
Less--Accumulated
  depreciation                       27,910    2,452         --       30,362
                                     43,662    2,946         --       46,608
INTERCOMPANY LOANS                      397       --       (397)          --
INVESTMENT IN SUBSIDIARIES           17,204       --    (17,204)          --
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                  12,198       --         --       12,198
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  19,202       --         --       19,202
OTHER ASSETS                         20,209      879         --       21,088

                                   $242,207  $24,235   $(19,584)    $246,858

LIABILITIES AND STOCKHOLDERS'                February 28, 1993 (000's)
  EQUITY                           Domestic  Foreign  Eliminations Consolidated
CURRENT LIABILITIES:
  Notes payable to banks             $7,250    $  --       $ --      $ 7,250
  Current portion of long-
    term debt                         3,668       --         --        3,668
  Accounts payable                   10,680    1,767     (1,624)      10,823
  Accrued expenses                   39,507    1,482         --       40,989
  Accrued and currently
    deferred income taxes               513      (57)       (70)         386


      Total current
        liabilities                  61,618    3,192     (1,694)      63,116

LONG-TERM DEBT, less
  current portion                   152,306      397       (397)     152,306
LONG-TERM DEFERRED INCOME
  TAXES AND OTHER
  LIABILITIES                         3,061      195         --        3,256
MINORITY INTEREST                        --       --      3,436        3,436
STOCKHOLDERS' EQUITY:
  Common stock                          127    2,082     (2,082)         127
  Additional paid-in capital         41,111    8,515     (8,515)      41,111
  Retained earnings (deficit)       (16,016)   9,854    (10,332)     (16,494)

      Total stockholders'
        equity                       25,222   20,451    (20,929)      24,744

                                   $242,207  $24,235   $(19,584)    $246,858

CONSOLIDATING STATEMENT OF                   February 28, 1993 (000's)
  OPERATIONS                      Domestic   Foreign Eliminations  Consolidated


NET SALES                         $ 255,243  $38,149   $(23,028)   $ 270,364
COST OF SALES                       173,275   29,587    (23,028)     179,834
  Gross profit                      $81,968   $8,562   $     --    $  90,530
RESTRUCTURING, SELLING, GENERAL
  & ADMINISTRATIVE EXPENSES          85,584    4,666         --       90,250
  Income (loss) from operations   $  (3,616) $ 3,896   $     --    $     280
INTEREST EXPENSE, net               (20,342)     930         --      (19,412)
LOSS ON ASSETS HELD FOR SALE OR
  DISPOSAL                          (14,500)      --         --      (14,500)
RECAPITALIZATION COSTS              (14,440)      --         --      (14,440)
EQUITY INCOME OF LITTLE
  SWITZERLAND, INC.                   1,914       --         --        1,914
INVESTMENT INCOME FROM SOLOMON
  BROTHERS, LIMITED                     808       --         --          808
MINORITY INTEREST                        --       --       (989)        (989)
  Income (loss) before income     $ (50,176) $ 4,826   $   (989)   $ (46,339)
PROVISION FOR INCOME TAXES              881       75         --          956

  Net income (loss)               $ (51,057) $ 4,751   $   (989)   $ (47,295)

CONSOLIDATING STATEMENT OF                    February 28, 1993 (000's)
  CASH FLOWS                      Domestic   Foreign Eliminations  Consolidated

Net income (loss)                 $(51,057)   $4,751      $(989)   $ (47,295)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities--
    Depreciation and
     amortization                    7,995      673          --        8,668
    Loss (gain) on disposal
     of fixed assets                   (25)  (2,559)         --       (2,584)
    Loss on restructuring            5,000       --          --        5,000
    Loss on assets held for
     sale or disposal               14,500       --          --       14,500
    Bank fees paid by issuance
     of common stock                 1,274       --          --        1,274
    Undistributed earnings of
     affiliates                     (2,443)      --         989       (1,454)
Change in assets and
liabilities
    (Increase)decrease in
     accounts receivable           (10,954)   1,292         496       (9,166)
    (Increase) decrease in
     inventories                    (5,797)   4,174          --       (1,623)
    (Increase) decrease in
     prepaid expenses and
     other current assets            2,042      615          --        2,657
    (Increase) decrease in
     other assets                    2,635      529          --        3,164
    Increase (decrease) in
     accounts payable                  815      632        (496)         951
    Increase (decrease) in
      accrued expenses              10,657      384          --       11,041
    Increase (decrease) in
     accrued and deferred taxes       (979)     (44)         --       (1,023)
    Increase (decrease) in
      other liabilities               (301)      (6)         --         (307)

       Net cash provided by
        (used in) operating
         activities               $(26,638) $10,441       $  --     $(16,197)



CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of
   fixed assets                       $(19) $ 3,908       $  --     $  3,889
  Capital expenditures              (2,484)  (1,035)         --       (3,519)

       Net cash provided by
        (used in) investing
         activities                $(2,503)  $2,873       $  --     $    370

                                   Domestic  Foreign  Eliminations Consolidated


CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of debt    $31,000   $      --   $    --      $ 31,000
 Change in intercompany notes
   payable                          (3,265)      3,265        --            --
 Payments on debt                  (11,486)        --         --       (11,486)
 Payment of dividends               11,875     (13,294)       --        (1,419)
 Proceeds from the issuance
  of common stock                       56          --        --            56


      Net cash provided by
       (used in) financing
        activities                 $28,180   $ (10,029)   $   --      $ 18,151

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $(961)  $   3,285    $   --      $  2,324

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                  6,255       6,774        --        13,029

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                       $5,294   $  10,059    $   --      $ 15,353

                               FEBRUARY 27, 1994


                                          February 29, 1992 (000's)
ASSETS                       Domestic    Foreign      Eliminations Consolidated

CURRENT ASSETS:
Cash and cash equivalents    $   6,255   $   6,774    $      --    $  13,029
Accounts receivable, net        42,049       4,892       (1,121)      45,820
Inventories                     69,868      10,855         (359)      80,364
Prepaid expenses and other
current assets                   5,551         874           --        6,425

Total current assets           123,723      23,395       (1,480)     145,638

PROPERTY, PLANT AND
EQUIPMENT, at cost              78,524       8,642           --       87,166
Less--Accumulated
depreciation                    22,140       4,761           --       26,901
                                56,384       3,881           --       60,265
INTERCOMPANY LOANS                  --       2,869       (2,869)          --
INVESTMENT IN SUBSIDIARIES      25,386          --      (25,366)          --
INVESTMENT IN LITTLE
SWITZERLAND, INC.               10,284          --           --       10,284
INVESTMENT IN SOLOMON
BROTHERS, LIMITED               18,675          --           --       18,675
OTHER ASSETS                    25,966       1,460           --       27,426


                             $ 260,418   $  31,605    $ (29,735)   $ 262,288

LIABILITIES AND STOCKHOLDERS'                 February 29, 1992 (000's)
EQUITY                        Domestic    Foreign     Eliminations  Consolidated
CURRENT LIABILITIES:
Notes payble to bank          $  17,000   $      --     $     --    $  17,000
Current portion of long-
term debt                           737          --           --          737
Accounts payable                  9,669       1,324       (1,121)       9,872
Accrued expenses                 28,848       1,099           --       29,947
Accrued and currently
deferred income taxes               538          12          (70)         480

Total current
liabilities                      56,792       2,435       (1,191)      58,036

LONG-TERM DEBT, less
current portion                 128,053          --       (2,869)     125,184
LONG-TERM DEFERRED INCOME
TAXES AND OTHER
LIABILITIES                       4,317         176           --        4,493
MINORITY INTEREST                    --          --        3,866        3,866
STOCKHOLDERS' EQUITY:
Common stock                        120       2,082       (2,082)         120
Additional paid-in capital       39,787       8,515       (8,515)      39,787
Retained earnings                31,349      18,397      (18,944)      30,802

Total stockholders'
equity                           71,256      28,994      (29,541)      70,709

                               $260,418   $  31,605    $ (29,735)   $ 262,288

CONSOLIDATING STATEMENT OF                     February 29, 1992 (000's)
  OPERATIONS                     Domestic   Foreign   Eliminations  Consolidated


NET SALES                        $248,254   $42,656     $(18,716)    $272,194
COST OF SALES                     173,695    30,467      (18,716)     185,446
  Gross profit                    $74,559   $12,189     $     --      $86,748

RESTRUCTURING CHARGE               31,003        --           --       31,003
ZALE BANKRUPTCY CHARGE             12,616        --           --       12,616
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES          82,422    10,034           --       92,456
  Income (loss) from operations  $(51,482)   $2,155     $     --     $(49,327)
INTEREST EXPENSE, net             (22,699)      889           --      (21,810)
NET GAIN ON NONRECURRING ITEMS     50,872        --           --       50,872
EQUITY IN NET INCOME OF LITTLE
  SWITZERLAND, INC.                 3,396        --           --        3,396
INVESTMENT INCOME FROM SOLOMON                   --           --
  BROTHERS LIMITED                    993        --                       993
MINORITY INTEREST                       --       --         (616)        (616)
  Income (loss) before income
   taxes and extraordinary gain  $(18,920)   $3,044        $(616)    $(16,492)
PROVISION FOR INCOME TAXES          3,149       103           --        3,252
  Income (loss) before
     extraordinary gain          $(22,069)   $2,941        $(616)    $(19,744)
EXTRAORDINARY GAIN FROM
  EXTINGUISHMENT OF DEBT              726        --           --          726
    Net income (loss)            $(21,343)   $2,941        $(616)    $(19,018)

CONSOLIDATING STATEMENT OF                     February 29, 1992 (000's)
CASH FLOWS                     Domestic   Foreign   Eliminations  Consolidated

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)              $(21,343)   $  2,941    $   (616)   $(19,018)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities--
Provision for loss on Zale
accounts receivable and
consigned inventory              12,616          --          --      12,616
Depreciation and
amortization                     10,003         933          --      10,936
Loss (gain) on disposal
of fixed assets                     (11)       (623)         --        (634)
Gain on extinguishment
of debt                            (726)         --          --        (726)
Gain on subsidiary sale
of stock                        (56,143)         --          --     (56,143)
Ordinary dividends
received from affiliates          2,671          --          --       2,671
Undistributed earnings
of affiliates                    (4,067)         --         616      (3,451)
Change in assets and
liabilities--
(Increase) decrease in
accounts receivable              27,611      (2,106)         --      25,505
(Increase) decrease in
inventories                      14,735       2,704          --      17,439
(Increase) decrease in
prepaid expenses and
other current assets              6,991        (648)         --       6,343
(Increase) decrease in
other assets                        277        (336)         --         (59)
Increase (decrease) in
accounts payable                (10,375)     (1,341)         --     (11,716)
Increase (decrease) in
accrued expenses                  5,848         481          --       6,329
Increase (decrease) in
accrued and deferred
taxes                            (1,582)       (227)         --      (1,809)
Increase (decrease) in
other liabilities                   497         (25)         --         472

Net cash provided by
(used in) operating
activities                     $(12,998)   $  1,753         $--    $(11,245)

                                 Domestic   Foreign   Eliminations Consolidated


CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of
fixed assets                   $   1,008    $   1,846    $      --    $   2,854
Capital expenditures              (2,357)        (696)          --       (3,053)
Proceeds from sales of
subsidiary stock                  69,557           --        8,637       78,194


Net cash provided by
investing
activities                     $  68,208    $   1,150    $   8,637    $  77,995

CASH FLOWS FROM FINANCING
ACTIVITIES:
Changes in notes payable       $ (38,300)   $      --    $      --    $ (38,300)
Change in intercompany
notes payable                       (334)         334           --           --
Payments on long-term debt       (80,222)      (1,030)          --      (81,252)
Payments to retire                (1,638)          --           --       (1,638)
subordinated debt
Payment of dividends               9,107       (9,368)          --         (261)
Proceeds from the issuance        17,000           --           --       17,000
of debt
Proceeds from the issuance
of common stock                      271        8,637       (8,637)         271

Net cash provided by
(used in) financing
activities                     $ (94,116)   $  (1,427)   $  (8,637)   $(104,180)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS      $ (38,906)   $   1,476    $      --    $ (37,430)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                 45,161        5,298           --       50,459

CASH AND CASH EQUIVALENTS AT
END OF YEAR                    $   6,255    $   6,774    $      --    $  13,029

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




                                                            Arthur Andersen LLP
Boston, Massachusetts
April 21, 1994

                                                                  SCHEDULE VIII



                    TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                                 Valuation Accounts


                      Balance                    Write-offs,    Balance
                     Beginning                     Net of        End of
Description           of Year      Provision     Recoveries       Year

Allowance for Doubtful
      Accounts:

For the Year Ended:

February 27, 1994  $4,910,000    $2,550,000   $(1,950,000)   $5,510,000
February 28, 1993   6,392,000     1,746,000    (3,228,000)    4,910,000
February 29, 1992   4,002,000     5,026,000    (2,636,000)    6,392,000

                                                                     SCHEDULE IX


                    TOWN & COUNTRY CORPORATION AND SUBSIDIARIES


                               Short-Term Borrowings



                                                                       Weighted
                                                                        Average
                                               Maximum                 Interest
                                  Weighted     Amount      Average       Rate
                        Balance   Average    Outstanding  Outstanding   During
                        End of    Interest     During       During       the
Category of Borrowings   Year       Rate        Year         Year        Year*



For the Year Ended:

February 27, 1994     $        --    --      $37,250,000  $20,300,000    9.2%
February 28, 1993       7,250,000   9.0%      48,000,000   33,625,000    8.2%
February 29, 1992      17,000,000   6.9%      42,810,000   29,650,000    9.6%


*Computed as an average of actual monthly interest expense.

                                                                       EXHIBITS

                   TOWN & COUNTRY CORPORATION AND SUBSIDIARIES






Exhibits, other than Exhibits 11, 21, 23.1 and 99.1 have been omitted.




The Company will supply, upon written request, copies of any exhibit from the Document list.