Form 10-K/A
period 1994-02-27
TOWN & COUNTRY CORP
filed 1995-04-03
CIK 768608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A-2


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


The undersigned registrant hereby amends Item 8 of Part II of its amended Annual Report on Form 10-K/A for the period ended February 27, 1994.

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

The Company's Consolidated Financial Statements at February 29, 1992, originally reflected a net valuation for the claim of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $7 million. The Consolidated Financial Statements at February 27, 1994, reflect a net valuation of approximately $6 million, representing management's estimate of the value of the remaining claim related assets.

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


Date:   April 03, 1995               By:  /s/Francis X. Correra
                                             ------------------
                                             Francis X. Correra
                                             Senior Vice President and
                                             Chief Financial Officer

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

(14) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

The securities issued in connection with the Company's recapitalization, discussed in Note 5, are guaranteed by the Company and its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements for the Company, the domestic subsidiaries, and the foreign subsidiaries for the years ended February 27, 1994, February 28, 1993 and February 29, 1992 (in 000's). Foreign gross profit includes profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.

                              FEBRUARY 27, 1994

                                                        February 27, 1994 (000's)
                                 Domestic        Parent        Foreign
ASSETS                         Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT ASSETS:
Cash and cash equivalents       $     58       $    145       $ 5,125         $  (2,054)       $  3,274
Restricted cash                        -             38             -                 -              38
Accounts receivable, net          54,678          1,596         2,684            (3,334)         55,624
Inventories                       73,073         (1,899)        4,214              (359)         75,029
Prepaid expenses and other
current assets                     3,329            233           349                81           3,992
Total current assets             131,138            113        12,372            (5,666)        137,957
PROPERTY, PLANT AND
EQUIPMENT, at cost                71,832            290         7,219                 -          79,341
Less--Accumulated
depreciation                      30,666            208         2,762                 -          33,636
                                  41,166             82         4,457                 -          45,705
INTERCOMPANY LOANS                   957          1,098         1,534            (3,589)              -
INVESTMENT IN SUBSIDIARIES             -        163,819             -          (163,819)              -
INVESTMENT IN LITTLE
SWITZERLAND, INC.                      -         13,304             -                 -          13,304
INVESTMENT IN SOLOMON
BROTHERS, LIMITED                      -         13,734             -                 -          13,734
OTHER ASSETS                      12,331            303           587                 -          13,221
                                $185,592       $192,453       $18,950         $(173,074)       $223,921

 LIABILITIES AND STOCKHOLDERS'                             February 27, 1994 (000's)
 EQUITY                             Domestic        Parent        Foreign
                                  Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT LIABILITIES:
 Notes payable                     $ (1,980)      $  1,980       $     -         $       -        $      -
 Current portion of long-
  term debt                           1,480              -             -                 -           1,480
 Accounts payable                    14,702            205         1,155            (3,334)         12,728
 Accrued expenses                    14,377          4,725           854                 -          19,956
 Accrued and currently
  deferred income taxes                 275            324           264                11             874
   Total current
    liabilities                      28,854          7,234         2,273            (3,323)         35,038
LONG-TERM DEBT, less
 current portion                      6,205         91,265             -            (5,643)         91,827
LONG-TERM DEFERRED INCOME
 TAXES AND OTHER
 LIABILITIES                          2,093              -             1                 -           2,094
MINORITY INTEREST                         -              -             -             3,843           3,843
EXCHANGEABLE PREFERRED
 STOCK                                    -         35,785             -                 -          35,785
STOCKHOLDERS' EQUITY:
 Common stock                        37,175            234         2,109           (39,284)            234
 Additional paid-in capital         200,599         69,909         8,515          (209,114)         69,909
 Retained earnings (deficit)        (89,334)       (11,974)        6,052            80,447         (14,809)
   Total stockholders'
    equity                          148,440         58,169        16,676          (167,951)         55,334
                                   $185,592       $192,453       $18,950         $(173,074)       $223,921

CONSOLIDATING STATEMENT OF                             February 27, 1994 (000's)
OPERATIONS                       Domestic        Parent        Foreign
                               Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
NET SALES                       $258,898       $   200        $38,406         $(19,754)        $277,750
COST OF SALES                    170,785          (925)        30,250          (19,754)         180,356
Gross profit                    $ 88,113       $ 1,125        $ 8,156         $      -         $ 97,394
SELLING, GENERAL &
ADMINISTRATIVE EXPENSES           75,824           960          3,437                -           80,221
Income from operations          $ 12,289           165        $ 4,719         $      -         $ 17,173
INTEREST EXPENSE, net             (9,918)       (3,589)           161                -          (13,346)
INCOME FROM AFFILIATES                 -         1,262              -                -            1,262
MINORITY INTEREST                      -             -              -             (941)            (941)
Income before income taxes      $  2,371       $(2,162)       $ 4,880         $   (941)        $  4,148
PROVISION FOR INCOME TAXES         1,946        (1,218)           282                -            1,010
Net income (loss)               $    425       $  (944)       $ 4,598         $   (941)        $  3,138
ACCRETION OF DIVIDEND ON
PREFERRED STOCK                        -         1,454              -                -            1,454
Income (loss) attributable
to common stockholders          $    425       $(2,398)       $ 4,598         $   (941)        $  1,684

CONSOLIDATING STATEMENT OF                               February 27, 1994 (000's)
CASH FLOWS                         Domestic        Parent        Foreign
                                 Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                  $   425       $  (944)       $4,598           $  (941)         $ 3,138
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities-
Depreciation and
amortization                         5,646          (613)          595                 -            5,628
Loss (gain) on disposal
of fixed assets                         25             -          (138)                -             (113)
Ordinary dividends
received from affiliates                 -         3,274             -            (1,228)           2,046
Interest paid by debt
issuance                                 -         3,496             -                 -            3,496
Undistributed earnings
of affiliates                            -        (1,169)            -               941             (228)
Change in assets and
liabilities-
(Increase) decrease in
accounts receivable                 (3,766)       (1,380)          887               255           (4,004)
(Increase) decrease in
inventories                         (3,137)         (925)        2,467                 -           (1,595)
(Increase) decrease in
prepaid expenses and
other current assets                 1,446           225           (86)              883            2,468
(Increase) decrease in
other assets                         3,557           (79)          245                 -            3,723
Increase (decrease) in
accounts payable                     4,402        (1,471)         (772)             (255)           1,904
Increase (decrease) in
accrued expenses                    (3,557)        6,375          (628)                -            2,190
Increase (decrease) in
accrued and deferred
taxes                                1,947          (776)          201              (883)             489
Increase (decrease) in
other liabilities                   (1,086)            -           (77)                -           (1,163)
Net cash provided by
(used in) operating
activities                         $ 5,902       $ 6,013        $7,292           $(1,228)         $17,979

CONSOLIDATING STATEMENT OF                                February 27, 1994 (000's)
CASH FLOWS (Continued)              Domestic        Parent        Foreign
                                  Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of
fixed assets                        $    13      $       -       $    210         $     -         $     223
Proceeds from sale of
investments                               -          3,486              -               -             3,486
Capital expenditures                 (1,721)          (207)        (2,129)              -            (4,057)
Net cash provided by
(used in) investing
activities                          $(1,708)     $   3,279       $ (1,919)        $     -         $    (348)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on revolving
credit facility                     $(1,980)     $(204,889)      $      -         $     -         $(206,869)
Proceeds from borrowings
under revolving credit
facility                                  -        206,869              -               -           206,869
(Increase) decrease in
restricted cash                           -            (38)             -               -               (38)
Payments to retire credit
facility                                  -        (37,250)             -               -           (37,250)
Proceeds from senior secured
notes                                     -         30,000              -               -            30,000
Change in intercompany
notes payable                         4,686           (701)        (1,931)         (2,054)                -
Payments for recapitalization
expenses                                  -         (8,255)             -               -            (8,255)
Payments on debt                     (3,646)       (10,020)             -               -           (13,666)
Payment of dividends                      -          6,800         (8,563)          1,228              (535)
Proceeds from the issuance
of common stock                           -             35              -               -                35
Net cash provided by
(used in) financing
activities                          $  (940)     $ (17,449)      $(10,494)        $  (826)        $ (29,709)
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           $ 3,254      $  (8,157)      $ (5,121)        $(2,054)        $ (12,078)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                    (3,196)         8,302         10,246               -            15,352
CASH AND CASH EQUIVALENTS AT
END OF YEAR                         $    58      $     145       $  5,125         $(2,054)        $   3,274

                                                         February 28, 1993 (000's)
ASSETS                            Domestic        Parent        Foreign
                                Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT ASSETS:
 Cash and cash equivalents       $ (3,196)      $  8,302       $10,247         $       -        $ 15,353
 Accounts receivable, net          51,254            216         3,411            (3,262)         51,619
 Inventories                       70,833         (2,825)        6,681              (359)         74,330
 Prepaid expenses and other
  current assets                    5,739            458           263                 -           6,460
   Total current assets           124,630          6,151        20,602            (3,621)        147,762
PROPERTY, PLANT AND
 EQUIPMENT, at cost                70,391          1,181         5,398                 -          76,970
Less-Accumulated
 depreciation                      27,563            347         2,452                 -          30,362
                                   42,828            834         2,946                 -          46,608
INTERCOMPANY LOANS                      -            397             -              (397)              -
INVESTMENT IN SUBSIDIARIES              -        166,825             -          (166,825)              -
INVESTMENT IN LITTLE
 SWITZERLAND, INC.                      -         12,198             -                 -          12,198
INVESTMENT IN SOLOMON
 BROTHERS, LIMITED                      -         19,202             -                 -          19,202
OTHER ASSETS                       16,405          3,801           882                 -          21,088
                                 $183,863       $209,408       $24,430         $(170,843)       $246,858

LIABILITIES AND STOCKHOLDERS'                             February 28, 1993 (000's)
 EQUITY                             Domestic        Parent        Foreign
                                  Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT LIABILITIES:
 Notes payable to banks            $      -       $  7,250       $     -         $       -        $  7,250
 Current portion of long-
  term debt                           3,668              -             -                 -           3,668
 Accounts payable                    10,643          1,675         1,767            (3,262)         10,823
 Accrued expenses                    17,932         21,573         1,484                 -          40,989
 Accrued and currently
  deferred income taxes                (307)           817           (54)              (70)            386
   Total current
    liabilities                      31,936         31,315         3,197            (3,332)         63,116
LONG-TERM DEBT, less
 current portion                      1,133        151,173           397              (397)        152,306
LONG-TERM DEFERRED INCOME
 TAXES AND OTHER
 LIABILITIES                          2,778            283           195                 -           3,256
MINORITY INTEREST                         -              -             -             3,436           3,436
STOCKHOLDERS' EQUITY:
 Common stock                        33,284            127         2,109           (35,393)            127
 Additional paid-in capital         199,495         41,111         8,515          (208,010)         41,111
 Retained earnings (deficit)        (84,763)       (14,601)       10,017            72,853         (16,494)
   Total stockholders'
    equity                          148,016         26,637        20,641          (170,550)         24,744
                                   $183,863       $209,408       $24,430         $(170,843)       $246,858

CONSOLIDATING STATEMENT OF                                  February 28, 1993 (000's)
 OPERATIONS                           Domestic        Parent        Foreign
                                    Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
NET SALES                            $255,243       $      -       $38,149         $(23,028)        $270,364
COST OF SALES                         173,275              -        29,587          (23,028)         179,834
 Gross profit                        $ 81,968       $      -       $ 8,562         $      -         $ 90,530
RESTRUCTURING, SELLING, GENERAL
 & ADMINISTRATIVE EXPENSES             81,181          4,396         4,673                -           90,250
 Income (loss) from operations       $    787       $ (4,396)      $ 3,889         $      -         $    280
INTEREST EXPENSE, net                 (26,185)         5,818           955                -          (19,412)
LOSS ON ASSETS HELD FOR SALE OR
 DISPOSAL                             (14,500)             -             -                -          (14,500)
RECAPITALIZATION COSTS                      -        (14,440)            -                -          (14,440)
EQUITY INCOME OF LITTLE
 SWITZERLAND, INC.                          -          1,914             -                -            1,914
INVESTMENT INCOME FROM SOLOMON
 BROTHERS, LIMITED                          -            808             -                -              808
MINORITY INTEREST                           -              -             -             (989)            (989)
 Income (loss) before income
  taxes                              $(39,898)      $(10,296)      $ 4,844         $   (989)        $(46,339)
PROVISION FOR INCOME TAXES                558            317            81                -              956
 Net income (loss)                   $(40,456)      $(10,613)      $ 4,763         $   (989)        $(47,295)

CONSOLIDATING STATEMENT OF                                February 28, 1993 (000's)
 CASH FLOWS                         Domestic        Parent        Foreign
                                  Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)                  $(40,456)      $(10,613)      $ 4,763           $(989)         $(47,295)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities-
  Depreciation and
   amortization                       6,468          1,527           673               -             8,668
  Loss (gain) on disposal
   of fixed assets                        3            (28)       (2,559)              -            (2,584)
  Loss on restructuring               5,000              -             -               -             5,000
  Loss on assets held for
   sale or disposal                  14,500              -             -               -            14,500
  Bank fees paid by issuance
   of common stock                        -          1,274             -               -             1,274
  Undistributed earnings of
   affiliates                             -         (2,443)            -             989            (1,454)
Change in assets and
 liabilities
  (Increase)decrease in
   accounts receivable              (10,568)            91         1,292              19            (9,166)
  (Increase) decrease in
   inventories                       (8,621)         2,824         4,174               -            (1,623)
  (Increase) decrease in
   prepaid expenses and
   other current assets               2,065            (26)          618               -             2,657
  (Increase) decrease in
   other assets                       2,632              -           532               -             3,164
  Increase (decrease) in
   accounts payable                   3,308         (2,970)          632             (19)              951
  Increase (decrease) in
   accrued expenses                   4,738          5,921           383               -            11,042
  Increase (decrease) in
   accrued and deferred taxes        (1,400)           428           (51)              -            (1,023)
  Increase (decrease) in
   other liabilities                   (301)             -            (6)              -              (307)
    Net cash provided by
     (used in) operating
     activities                    $(22,632)      $ (4,015)      $10,451           $   -          $(16,196)

CONSOLIDATING STATEMENT OF                                  February 28, 1993 (000's)
 CASH FLOWS (Continued)               Domestic        Parent        Foreign
                                    Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds from sale of
  fixed assets                        $   (80)      $     61      $  3,908            $-            $  3,889
 Capital expenditures                  (1,794)          (690)       (1,035)            -              (3,519)
   Net cash provided by
    (used in) investing
    activities                        $(1,874)      $   (629)     $  2,873            $-            $    370
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of debt       $     -       $ 31,000      $      -            $-            $ 31,000
 Change in intercompany notes
  payable                              21,727        (16,392)       (5,335)            -                   -
 Payments on debt                        (736)       (10,750)            -             -             (11,486)
 Payment of dividends                       -          3,275        (4,694)            -              (1,419)
 Proceeds from the issuance
  of common stock                           -            136           (80)            -                  56
   Net cash provided by
    (used in) financing
    activities                        $20,991       $  7,269      $(10,109)           $-            $ 18,151
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 $(3,515)      $  2,625      $  3,215            $-            $  2,325
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        319          5,677         7,032             -              13,028
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                          $(3,196)      $  8,302      $ 10,247            $-            $ 15,353

                              FEBRUARY 27, 1994

                                                        February 29, 1992 (000's)
ASSETS                           Domestic        Parent        Foreign
                               Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT ASSETS:
Cash and cash equivalents       $    319       $  5,677       $ 7,032         $       -        $ 13,028
Accounts receivable, net          46,066            307         4,892            (5,445)         45,820
Inventories                       69,868              -        10,855              (359)         80,364
Prepaid expenses and other
current assets                     5,112            432           881                 -           6,425
Total current assets             121,365          6,416        23,660            (5,804)        145,637
PROPERTY, PLANT AND
EQUIPMENT, at cost                77,972            552         8,642                 -          87,166
Less-Accumulated
depreciation                      21,948            192         4,761                 -          26,901
                                  56,024            360         3,881                 -          60,265
INTERCOMPANY LOANS                     -        158,712         2,869          (161,581)              -
INVESTMENT IN SUBSIDIARIES             -         18,947             -           (18,947)              -
INVESTMENT IN LITTLE
SWITZERLAND, INC.                      -         10,284             -                 -          10,284
INVESTMENT IN SOLOMON
BROTHERS, LIMITED                      -         18,675             -                 -          18,675
OTHER ASSETS                      21,605          4,356         1,465                 -          27,426
                                $198,994       $217,750       $31,875         $(186,332)       $262,287

LIABILITIES AND STOCKHOLDERS'                             February 29, 1992 (000's)
 EQUITY                             Domestic        Parent        Foreign
                                  Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CURRENT LIABILITIES:
Notes payable                      $      -       $ 17,000       $     -         $       -        $ 17,000
Current portion of long-
term debt                               737              -             -                 -             737
Accounts payable                      9,349          4,644         1,324            (5,445)          9,872
Accrued expenses                     24,522          4,324         1,101                 -          29,947
Accrued and currently
deferred income taxes                 1,184           (656)           22               (70)            480
Total current
liabilities                          35,792         25,312         2,447            (5,515)         58,036
LONG-TERM DEBT, less
current portion                     167,268        119,497             -          (161,581)        125,184
LONG-TERM DEFERRED INCOME
TAXES AND OTHER
LIABILITIES                           2,988          1,329           176                 -           4,493
MINORITY INTEREST                         -              -             -             3,866           3,866
STOCKHOLDERS' EQUITY:
Common stock                         33,255            120         2,082           (35,337)            120
Additional paid-in capital            3,993         39,787         8,515           (12,508)         39,787
Retained earnings (deficit)         (44,302)        31,705        18,655            24,743          30,801
Total stockholders'
equity                               (7,054)        71,612        29,252           (23,102)         70,708
                                   $ 198,994      $217,750       $31,875         $(186,332)       $262,287

CONSOLIDATING STATEMENT OF                                 February 29, 1992 (000's)
 OPERATIONS                          Domestic        Parent        Foreign
                                   Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
NET SALES                           $245,066       $ 3,188        $42,656         $(18,716)        $272,194
COST OF SALES                        170,663         3,196         30,467          (18,880)         185,446
 Gross profit                       $ 74,403       $    (8)       $12,189         $    164         $ 86,748
RESTRUCTURING CHARGE                  31,003             -              -                -           31,003
ZALE BANKRUPTCY CHARGE                12,616             -              -                -           12,616
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES              76,479         5,927         10,050                -           92,456
 Income (loss) from operations      $(45,695)      $(5,935)       $ 2,139         $    164         $(49,327)
INTEREST EXPENSE, net                (25,091)        2,330            951                -          (21,810)
NET GAIN ON NONRECURRING ITEMS             -        50,872              -                -           50,872
EQUITY IN NET INCOME OF LITTLE
 SWITZERLAND, INC.                         -         3,396              -                -            3,396
INVESTMENT INCOME FROM SOLOMON
 BROTHERS LIMITED                          -           993              -                -              993
MINORITY INTEREST                          -             -              -             (616)            (616)
 Income (loss) before income
  taxes and extraordinary gain      $(70,786)      $51,656        $ 3,090         $   (452)        $(16,492)
PROVISION FOR INCOME TAXES           (11,299)       14,429            122                -            3,252
 Income (loss) before
  extraordinary gain                $(59,487)      $37,227        $ 2,968         $   (452)        $(19,744)
EXTRAORDINARY GAIN FROM
 EXTINGUISHMENT OF DEBT                    -           726              -                -              726
  Net income (loss)                 $(59,487)      $37,953        $ 2,968         $   (452)        $(19,018)

CONSOLIDATING STATEMENT OF                               February 29, 1992 (000's)
 CASH FLOWS                        Domestic        Parent        Foreign
                                 Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                 $(59,487)      $ 37,953       $ 2,968         $   (452)        $(19,018)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities-
Provision for loss on Zale
accounts receivable and
consigned inventory                 12,616              -             -                -           12,616
Depreciation and
amortization                         8,748          1,255           933                -           10,936
Loss (gain) on disposal
of fixed assets                        (11)             -          (623)               -             (634)
Gain on extinguishment
of debt                                  -           (726)            -                -             (726)
Gain on subsidiary sale
of stock                                 -        (56,143)            -                -          (56,143)
Ordinary dividends
received from affiliates                 -         19,395             -          (16,724)           2,671
Undistributed earnings
of affiliates                            -         (3,409)            -              (42)          (3,451)
Change in assets and
liabilities-
(Increase) decrease in
accounts receivable                 26,701             12        (2,211)           1,003           25,505
(Increase) decrease in
inventories                         14,928              -         2,704             (193)          17,439
(Increase) decrease in
prepaid expenses and
other current assets                 4,378          2,619          (654)               -            6,343
(Increase) decrease in
other assets                           (20)           293          (332)               -              (59)
Increase (decrease) in
accounts payable                    (5,604)        (3,873)       (1,236)          (1,003)         (11,716)
Increase (decrease) in
accrued expenses                     8,071         (2,252)          481               29            6,329
Increase (decrease) in
accrued and deferred
taxes                               (1,345)          (215)         (249)               -           (1,809)
Increase (decrease) in
other liabilities                      497              -           (25)               -              472
Net cash provided by
(used in) operating
activities                        $  9,472       $ (5,091)      $ 1,756         $(17,382)        $(11,245)

CONSOLIDATING STATEMENT OF                               February 29, 1992 (000's)
CASH FLOWS (Continued)             Domestic        Parent        Foreign
                                 Subsidiaries     Company     Subsidiaries     Eliminations     Consolidated
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sale of
fixed assets                      $    994      $      14       $ 1,846          $     -         $   2,854
Capital expenditures                (2,073)          (283)         (697)               -            (3,053)
Proceeds from sales of
subsidiary stock                     2,375         73,002             -            2,817            78,194
Net cash provided by
investing
activities                        $  1,296      $  72,733       $ 1,149          $ 2,817         $  77,995
CASH FLOWS FROM FINANCING
ACTIVITIES:
Changes in notes payable          $      -      $ (38,300)      $     -          $     -         $ (38,300)
Change in intercompany
notes payable                       (5,151)         4,817           334                -                 -
Payments on long-term debt            (937)       (79,285)       (1,030)               -           (81,252)
Payments to retire                       -         (1,638)            -                -            (1,638)
subordinated debt
Payment of dividends                (6,979)        (6,797)       (9,687)          23,202              (261)
Proceeds from the issuance               _         17,000             -                -            17,000
of debt
Proceeds from the issuance
of common stock                          -            271         8,637           (8,637)              271
Net cash provided by
(used in) financing
activities                        $(13,067)     $(103,932)      $(1,746)         $14,565         $(104,180)
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS         $ (2,299)     $ (36,290)      $ 1,159          $     -         $ (37,430)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                    2,618         41,967         5,873                -            50,458
CASH AND CASH EQUIVALENTS AT
END OF YEAR                       $    319      $   5,677       $ 7,032          $     -         $  13,028

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