Form 10-K/A
period 1994-02-27
TOWN & COUNTRY CORP
filed 1995-04-11
CIK 768608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A-3


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


The undersigned registrant hereby amends Item 8 of Part II of its amended Annual Report on Form 10-K/A-2 for the period ended February 27, 1994.

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

         Consolidated Statements of Operations - Years......................F-4
         Ended February 27, 1994, February 28, 1993, and
         February 29, 1992

         Consolidated Statements of Stockholders' Equity -..................F-5
         Years Ended February 27, 1994, February 28, 1993, and February 29, 1992

         Consolidated Statements of Cash Flows - Years......................F-6
         Ended February 27, 1994, February 28, 1993, and
         February 29, 1992

         Notes to Consolidated Financial Statements........................ F-8

         2.       Financial Statement Schedules

         Report of Independent Public Accountants..........................F-43

         Schedules:

         VIII     Valuation Accounts.......................................F-44

         IX       Short-term Borrowings................................... F-45



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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWN & COUNTRY CORPORATION
                                                  (Registrant)


Date:   April 10, 1995               By:  /s/Francis X. Correra
                                             ------------------
                                             Francis X. Correra
                                             Senior Vice President and
                                             Chief Financial Officer

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

Presented below is summarized financial information for Solomon Brothers as of and for the years ended October 29, 1993, October 30, 1992, and October 25, 1991, prepared on a basis substantially in accordance with generally accepted accounting principles (GAAP) (Bahamian Dollars, $000s):


                                  1993           1992           1991
Working capital                  $13,178       $26,165
Total assets                      70,997        80,423
Total shareholders equity         27,948        50,273

Sales                            $87,724       $87,144        $83,867
Net income (loss)                (15,539)        3,747          3,661



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

(14) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

The securities issued by the Company in connection with the Company's recapitalization, discussed in Note 5, are guaranteed by its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements for the Company, the domestic subsidiaries, and the foreign subsidiaries for the years ended February 27, 1994, February 28, 1993 and February 29, 1992 (in 000's). Foreign gross profit includes profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.

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