Form 10-K
TOWN & COUNTRY CORP
filed 1995-05-25
CIK 768608

02-95-09 -- AS FILED WITH THE S.E.C.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[  x   ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For Fiscal Year Ended         February 26, 1995

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from                                   to

Commission File Number:    0-14394

                           TOWN & COUNTRY CORPORATION
             (Exact name of Registrant as specified in its charter)

           Massachusetts                                  04-2384321
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     I.D. Number)

 25 Union Street, Chelsea, Massachusetts                      02150
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (617) 884-8500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
Class A Common Stock,   $.01 par value            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of voting stock, based on the actual price at which the Class A common stock sold, held by non-affiliates of the Registrant was $16,302,093 as of May 15, 1995. On May 15, 1995, the Registrant had outstanding 21,324,495 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value.

PART I                                                                PAGE

     Item 1.   Business                                               1

                    General Business Developments                     1

                    Narrative Description of Business                 3

                    Financial Information about Foreign and
                    and Domestic Operations and Export Sales          9

     Item 2.        Properties                                        9

     Item 3.        Legal Proceedings                                 11

     Item 4.        Submission of Matters to a Vote of
                    Security-Holders                                  11

PART II

     Item 5.        Market for the Registrant's Common
                    Equity and Related Stockholder Matters            12

     Item 6.        Selected Financial Data                           13

     Item 7.        Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                        14

     Item 8.        Financial Statements and Supplementary
                    Data                                              21

     Item 9.        Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure                                        21

PART III

     Item 10.       Directors and Executive Officers of
                    the Registrant                                    22

     Item 11.       Executive Compensation                            22

     Item 12.       Security Ownership of Certain Beneficial
                    Owners and Management                             22

     Item 13.       Certain Relationships and Related
                    Transactions                                      22

PART IV

     Item 14.       Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                           23

PART I


Item 1.   Business

General Business Developments

General

     Town & Country Corporation, a Massachusetts corporation incorporated in 1965, (collectively with its consolidated subsidiaries unless the context otherwise requires, the "Company") designs, manufactures, and markets an extensive collection of fine jewelry, scholastic and sports specialty products in the United States and internationally. Prior to May 14, 1993, the Company consisted of seven operating entities: the parent company, Town & Country Corporation ("Town & Country"), headquartered in Chelsea, Massachusetts; its wholly owned subsidiaries, Anju Jewelry Limited, a Hong Kong company and its subsidiaries ("Anju"); Gold Lance, Inc. ("Gold Lance"), located in Houston, Texas; Verilyte Gold, Inc. ("Verilyte"), located in Chelsea, Massachusetts and Dallas, Texas; L.G. Balfour Company, Inc. ("Balfour"), headquartered in North Attleboro, Massachusetts; and Feature Enterprises, Inc. ("Feature"), located in New York City, New York; and its majority-owned subsidiary Essex International Public Company Limited and its affiliates ("Essex"), a Thailand company. As of May 14, 1993, Verilyte and Feature were merged into a new operating entity, Town & Country Fine Jewelry Group, Inc. ("Fine Jewelry Group").

Capitalization

     The Company completed a recapitalization on May 14, 1993. The recapitalization revised the Company's consolidated capitalization, including debt structure. The amount of debt outstanding was reduced and a significant portion of old subordinated debt was exchanged for new debt and shares of Class A Common Stock and Exchangeable Preferred Stock.

     The Company obtained a revolving credit agreement from Foothill Capital Corporation to provide secured financing in an aggregate amount of up to $30 million, which currently has a seasonal increase up to $35 million, and new gold consignment agreements from the Company's existing gold suppliers which currently provide an aggregate gold consignment availability of up to approximately 73,000 troy ounces. As a result of ongoing discussions with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces, from 73,000 troy ounces to 67,000 troy ounces.

     The Company sold $30 million of its 11 1/2% Senior Secured Notes due September 15, 1997. At February 26, 1995, approximately $14 million was outstanding.

     Agreements were reached with Chemical Bank, to change the terms of the IRB financing for the Company's facility located in New York, New York. The new terms include, among other things, an accelerated payment schedule relative to that which had previously been in place and the release of certain collateral by Chemical Bank. At February 26, 1995, approximately $500,000 principal balance remains outstanding.

     The Company issued approximately $61.5 million, including unamortized premium of approximately $8 million, of 13% Senior Subordinated Notes, due May 31, 1998, approximately $34.3 million of Exchangeable Preferred Stock, par value $1.00, and approximately 10 million shares of Class A Common stock valued at approximately $26.9 million. These securities were issued in exchange for approximately 93% of the Company's 13% Senior Subordinated Notes due December 15, 1998, and approximately 98% of the Company's 10 1/4% Subordinated Noes due July 1, 1995. The total carrying value retired, including deferred financing costs, was approximately $122.7 million.

     The 13% Senior Subordinated Notes, due May 31, 1998, were issued with terms providing for the Company's right to issue additional notes in lieu of the first four semiannual interest payments ("PIK"). As of February 26, 1995, the Company had exercised this right and had paid by the issuance of new notes approximately $3.5 million, $3.7 million, and $3.9 million related to the first three required semiannual interest payments. Therefore, the carrying value of the notes, including unamortized premium of approximately $5.6 million, is approximately $70.2 million. Subsequent to year-end, the Company used its final PIK to make the fourth semiannual interest payment due May 13, 1995, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 13, 1995, in cash.

     On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. The Company retains an investment in Little Switzerland, Inc. equal to approximately 4% of the outstanding shares.

     Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.

     Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. The Company may pay such dividends in cash or in additional shares of Convertible Preferred Stock, as defined by the agreement.

     (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and Note 2 of Notes to Consolidated Financial Statements).

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


     Town & Country Corporation (Headquartered in Chelsea, Massachusetts)
                                      |
     -----------------------------------------------------------------------
     |                 |              |                 |              |
Town & Country    Gold Lance,    L.G. Balfour      Anju Jewelry      Essex
 Fine Jewelry        Inc.        Company, Inc.       Limited      International
  Group, Inc.    (Houston, TX)  (North Attleboro,   (Hong Kong)   Public Company
 (Chelsea, MA)                          MA)                          Limited
                                                                    (Bangkok,
                                                                    Thailand)



     The Company has manufacturing facilities located in Massachusetts, New York, Texas, Kentucky, and in Thailand. These facilities are located close to available labor forces and suppliers of necessary raw materials.

Production Methods

     The Company utilizes a variety of production methods to produce jewelry. Principal among these is the "lost wax" method of investment casting. This manufacturing operation originates with a hand designed original which is then taken through a reverse molding procedure to create a mold. The mold is infused with wax, and a series of such wax pieces are then surrounded with plaster of Paris. The plaster of Paris is placed in a furnace where the wax is eliminated by subjecting the plaster to high temperatures. Molten gold is then poured into the areas from which the wax has been eliminated and a rough gold piece is removed after cooling. The piece produced through the investment casting method may then be ground, polished, and set with stones.

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

     An increasing portion of retail sales in the fine jewelry industry is being made through discount department stores, warehouse clubs and television shopping networks. These customers are particularly interested in unique designs, volume production, price and credit terms.

     The Fine Jewelry Group has a single product development organization built around product category specialists. Each product category is analyzed so that each category is limited to items providing the maximum return to the Company and its customers. Utilizing this structure, the Company believes it is able to be more responsive to trends in the marketplace.

     Gold Lance and Balfour are engaged in the production and distribution of high school and college class rings on a made-to-order basis. Gold Lance distributes through retail jewelry stores, while Balfour markets directly to students on campus and at campus book stores. Each customer may choose from a wide variety of options. These selling methods enable Gold Lance and Balfour to maintain low levels of inventory in these product lines. Gold Lance and Balfour have libraries of reusable tools and dies, allowing them to offer a large selection of styles, including fashion-oriented class rings with intricate designs.

     In conjunction with its school ring sales, Balfour also offers a variety of graphics products, including graduation announcements, diplomas, and memory books, and novelty items, such as T-shirts, key chains, and pendants.

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

     As of April 8, 1995, the Company had approximately $30 million of orders believed to be firm, as compared to approximately $26 million at a corresponding date last year. The Company believes that all of these orders will be filled during fiscal 1996. The Company believes that comparative open order information is not necessarily indicative of comparative results due to the high level of timing sensitivity in the fine jewelry business which depends significantly on orders from large retailers.

Competition

     The Company competes with both domestic and foreign jewelry suppliers, ranging in size from small regional suppliers to those which have national distribution capabilities. The principal competitive factors are price, quality, design, and customer service. Management believes that the Company has a reputation for providing extensive customer services and delivering a quality product line with broad customer appeal. The Company tries to achieve relative cost savings as a result of the large volume of its purchases of diamonds and stones.

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


     Management believes that Balfour's name recognition and association with the class ring business and championship team rings gives it a competitive advantage in the direct marketing of graphics products, such as diplomas, graduation announcements, and accessories, and also, general sports insignia products including those with professional team logos.

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

     The following chart sets forth unaudited quarterly data for fiscal 1995 and fiscal 1994.


                    First                    Second                   Third                    Fourth
                    Quarter                  Quarter                  Quarter                  Quarter
                    Ended                    Ended                    Ended                    Ended
Fiscal 1995         May 29,                  August 28,               November 27,             February 26,

Net sales           $    70,568,460          $    54,799,928          $    96,719,682          $    66,026,538
Gross profit             24,619,290               14,736,513               28,831,858               19,393,057
Net income (loss)        (2,477,963)              (7,169,427)              16,424,043               (6,204,735)
Income (loss)
  attributable to
  common stock-
  holders                (2,945,159)              (7,648,979)              15,944,492               (6,466,455)

Net income (loss)
 per common share   $    (0.13)              $    (0.33)              $    0.68                $    (0.28)



                    First                    Second                   Third                    Fourth
                    Quarter                  Quarter                  Quarter                  Quarter
                    Ended                    Ended                    Ended                    Ended
Fiscal 1994         May 30,                  August 29,               November 28,             February 27,

Net sales           $    64,125,732          $    51,063,035          $    94,346,432          $    68,214,963
Gross profit             24,650,765               16,370,841               31,632,391               24,739,873
Net income (loss)          (498,954)              (3,090,822)               5,906,260                  821,072
Income (loss)
  attributable to
  common stock-
  holders                  (574,958)              (3,545,972)               5,451,106                  353,869

Net income (loss)
 per common share    $    (0.04)             $    (0.15)              $    0.23                $    0.02





Significant Customer

     The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies. Sales to Zale were approximately $29 million or 10% of consolidated sales in fiscal 1995 compared to $33 million or 12% of consolidated sales in fiscal 1994 and $38 million or 14% of consolidated sales in fiscal 1993. The loss of Zale as a customer of the Company or a substantial reduction in the amount of sales to Zale would have a material adverse effect on the Company.

Raw Materials

     The principal raw materials purchased by the Company are gold and precious and semi-precious stones. The Company currently takes delivery of most of its gold through consignment programs. As the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company's gold agreements require that the Company own gold under certain circumstances and it is possible for this required ownership to exceed the Company's hedging requirements and expose the Company to gold fluctuations. The Company pays a fee, which is subject to periodic change, for the value of the gold held by it as a consignee during the period prior to sale. The Company has consignment arrangements in place with a group of suppliers of gold which provide for carrying on consignment up to approximately 73,000 troy ounces.

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

Employees

     The Company employs, on average, 2,400 persons, with approximately 24% of these persons located in the Far East. The number of employees from quarter to quarter may vary significantly because of the seasonality of the Company's business. See "Narrative Description of Business--Seasonality." Of these 2,400 employees, approximately 700 are involved with selling and administrative functions of the Company, and the remainder are involved in the manufacturing functions of the Company.

     The Feature division has had collective bargaining contracts covering its manufacturing employees, who are represented by the Service Employees International Union, Jewelry Workers Division. As a result of the restructuring of the Fine Jewelry Group, most manufacturing functions of Feature were moved to the Company's headquarters in Massachusetts. As a consequence of this restructuring, the number of Feature employees has been reduced to approximately 39, of which 21 are covered by collective bargaining contracts. As a result of the merger, the union contracts were assumed by Fine Jewelry Group.

     The Company considers relations with its employees to be satisfactory. Management does not believe the Company would experience any significant difficulties in hiring or training additional employees at any of its facilities.

Industry Practices

     In the jewelry industry, traditionally the wholesaler has provided considerable working capital in the form of credit terms, inventory stocking, consignment transactions, and transactions with a right of return. The Company has historically provided this working capital, but in today's retail and banking environment, has become more selective in its commitment of resources. The Company is scrutinizing customer credit- worthiness more closely and, as a result, is restricting customer credit and requires security before providing consignment inventory. The Company also is restricting the availability of consigned merchandise to items that are actively promoted by the customer.

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

Financial Information about Foreign and Domestic Operations and Export Sales

     For  information  on  foreign  and  domestic   operations,   see  Note  16,
"Consolidating Financial Information and Segment Information," in Notes to Consolidated Financial Statements.

Item 2.   Properties

     The Company occupies facilities in the United States and the Far East as described below. (1)



                                                                                Square
 Location                          Use                                          Footage        Ownership
Chelsea, Massachusetts             Executive and administrative
                                   offices, manufacturing, marketing,
                                   and distribution facility.                   94,000         Leased/Owned
Dallas, Texas                      Administrative offices, marketing,
                                   and distribution facility.                   23,000         Leased
New York, New York (2)             Administrative offices, product
                                   development, marketing, and
                                   distribution facility.                       91,000         Owned
Attleboro, Massachusetts           Manufacturing and distribution
                                   facility.                                    56,350         Owned
North Attleboro, Massachusetts     Administrative offices, manufacturing,
                                   marketing, and distribution facility.       105,000         Leased
Louisville, Kentucky               Manufacturing and distribution facility.     42,000         Owned
Dallas, Texas                      Manufacturing and distribution facility.     55,000         Leased/Owned
Houston, Texas                     Administrative offices, manufacturing,
                                   marketing, and distribution facility.        31,000         Owned
Hong Kong                          Administrative offices, product
                                   development, purchasing, and quality
                                   control facility.                             9,000         Leased
Bangkok, Thailand                  Administrative offices, manufacturing,
                                   marketing, and distribution facility.        36,000         Leased/Owned
Chiang Mai, Thailand               Manufacturing facility.                       7,000         Leased

     (1) The Company's interests in these properties are security for loans made by the Company's lenders. See Note 2 of Notes to Consolidated Financial Statements.

     (2) The New York City Industrial Development agency has the first security position in this property. See Note 2 of Notes to Consolidated Financial Statements.



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

     During fiscal 1995, the Company leased a portion of its Chelsea, Massachusetts facility (approximately 44,000 square feet of combined manufacturing and administrative space) from Carey Realty Trust, a Massachusetts business trust, which is wholly owned by C. William Carey, the Chairman, President, and a major stockholder of the Company. The lease expires on August 31, 1998, and the Company has four five-year options to renew. The current lease provides for an annual rental payment (subject to a Consumer Price Index adjustment) on a net lease basis of $475,000. The Company obtained comparison information from a third party when negotiating the current lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

Item 4.   Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a vote of security-holders during the fourth quarter of fiscal 1995.

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



Class A Common
Stock Price Range
Fiscal Year Ended             High           Low

February 27, 1994:
  First Quarter               3 7/8          2 3/16
  Second Quarter              3 3/8          2 1/2
  Third Quarter               3 1/8          2 1/2
  Fourth Quarter              3 9/16         2 1/2

February 26, 1995:
  First Quarter               3 3/8          2 3/8
  Second Quarter              2 7/8          2
  Third Quarter               2 7/16         7/8
  Fourth Quarter              1              9/16




     There is no established public trading market in effect at this time for the Class B Common Stock. Shares of Class B Common Stock, however, are convertible on a share for share basis into shares of Class A Common Stock.

     On May 15, 1995, there were 1,006 holders of record of Class A Common Stock and 29 holders of record of the Class B Common Stock. The Company's present policy is to reinvest its earnings in the business. No cash dividends have been paid during the last two fiscal years, and the Company has no intention to pay cash dividends in the foreseeable future.

     The  Company's  ability to pay cash  dividends is limited by its  financing
agreements   and  other   outstanding   indebtedness.   As  a  result  of  these
restrictions, the Company currently may not pay cash dividends.

Item 6.   Selected Financial Data

     The following table presents certain selected consolidated financial data of the Company. The information for each of the five years in the period ended February 26, 1995, has been derived from consolidated financial statements audited by Arthur Andersen LLP, independent public accountants.


Statement of Operations Data:

                               Fiscal Year Ended
                     (In thousands, except per share data)

                    Feb. 26,            Feb. 27,            Feb. 28,            Feb. 29,            Feb. 28,
                      1995                1994                1993 (1)            1992 (2)            1991

Net sales           $    288,115        $    277,750        $    270,364        $    272,194        $    410,402
Net income (loss)            572               3,138             (47,296)            (19,018)              1,249
Earnings (loss)
  per common
  share:                   (0.05)               0.08               (3.80)              (1.58)               0.10

Balance Sheet Data:

                               Fiscal Year Ended
                                 (In thousands)

                    Feb. 26,            Feb. 27,            Feb. 28,            Feb. 29,            Feb. 28,
                      1995                1994                1993                1992                1991

Total assets        $    206,623        $    223,921        $    246,858        $    262,288        $    397,804
Senior debt               15,128              22,022              35,688               6,424              87,676
Subordinated debt         77,545              71,285             120,285             119,496             121,277
Exchangeable
  preferred stock          2,266              35,785              -                   -                   -
Stockholders' equity      59,835              55,334              24,744              70,709              89,456


     (1) In fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge related to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $14.4 million. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

     (2) In fiscal 1992, the Company recorded restructuring and Zale bankruptcy charges of $44 million and net gains from nonrecurring items of $51 million. See
Note 8 of Notes to Consolidated Financial Statements.




     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

     On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged on a share-for-share basis their shares for shares of Little Switzerland, Inc. Common Stock held by the Company. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock.

     Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.

     Net sales for the fiscal year ended February 26, 1995, increased approximately $10 million, or 4%, from approximately $278 million in fiscal 1994 to approximately $288 million in fiscal 1995. Sales of fine jewelry increased approximately $19 million, or 11%, from approximately $177 million in fiscal 1994 to approximately $196 million in fiscal 1995. This increase was achieved despite a decline in sales to Zale of approximately $4 million, or 12%, from $33 million in fiscal 1994 to $29 million in fiscal 1995. The sales increase is generally attributable to increased volume rather than increased prices. Sales for the Company's direct response distribution business of licensed sports and other specialty products have decreased approximately $10 million, or 37%, from $27 million in fiscal 1994 to $17 million in fiscal 1995. The Company expects to further scale back its direct response distribution business in fiscal 1996.

     Gross profit for the fiscal year ended February 26, 1995, decreased approximately $10 million, or 10%, from $97 million in fiscal 1994 to $87 million in fiscal 1995. Gross profit margin declined from 35% for the fiscal year ended February 27, 1994, to 30% for the fiscal year ended February 26, 1995. The Company's sales increase has been primarily in the lower margin fine jewelry product categories. In order to better manage and control inventory, the Company has also sold, or made provisions to sell, inventory in excess of current requirements, at less than normal margins. This product mix change and these sales and provisions negatively impacted margin by approximately 3%. Production requirements for direct response and other specialty products were lower this year than last year, resulting in under absorbed fixed overhead which impacted margin by approximately 2%.

     Selling, general and administrative expenses ("SG&A") for fiscal 1995 increased approximately $10 million, or 13%, from $80 million in fiscal 1994 to $90 million in fiscal 1995. As a percentage of net sales, SG&A expenses increased from 29% in fiscal 1994 to 31% in fiscal 1995. This increase relates, primarily, to higher costs, particularly for advertising, associated with the Company's marketing, through direct response, of merchandise manufactured under licenses from professional sports organizations. This accelerated advertising effort did not generate sales of these products at the rate anticipated. Provision for higher than anticipated uncollectible accounts also contributed to the increase in SG&A as a percentage of sales. The Company anticipates that SG&A expenses associated with its direct response business of licensed sports and other specialty products will decline in fiscal 1996 due to the Company's intentions to scale back its direct response distribution business.

     Interest expense for the fiscal year ended February 26, 1995, declined approximately $2 million from $14 million in fiscal 1994 to $12 million in fiscal 1995. The weighted average interest rate on overall borrowings was approximately 11.08% for fiscal 1995 versus 11.24% for fiscal 1994. Average borrowings for the fiscal year ended February 26, 1995, declined approximately $15 million from approximately $125 million in fiscal 1994 to approximately $110 million in fiscal 1995. See Note 2 of Notes to Consolidated Financial Statements.

     The Company has recorded a tax provision for fiscal 1995 of approximately $1.7 million compared with a provision of $1.5 million in fiscal 1994. These tax provisions are primarily due to state and foreign income taxes.

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

     Gross profit for the fiscal year ended February 27, 1994, increased approximately $6 million, or 7%, from $91 million in fiscal 1993 to $97 million in fiscal 1994. Gross profit margin improved from 33% for the fiscal year ended February 28, 1993, to 35% for the fiscal year ended February 27, 1994. Benefits from elimination of low-margin recognition products and entry into higher-margin sports specialty marketing were offset to some extent by continuing margin pressure in the fine jewelry business. Gross profit also benefited from the $1.3 million liquidation of the Company's remaining LIFO based inventory.

     Selling, general and administrative expenses for fiscal 1994 declined approximately $5 million, or 6%, from $85 million in fiscal 1993 to $80 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses declined from 32% in fiscal 1993 to 29% in fiscal 1994. This decline results from consolidations related to the restructuring of the fine jewelry business.

     Interest expense for the fiscal year ended February 27, 1994, declined approximately $6 million from $20 million in fiscal 1993 to $14 million in fiscal 1994. The weighted average interest rate was approximately 11.24% for fiscal 1994 versus 12.3% for fiscal 1993. Average borrowings for the fiscal year ended February 27, 1994, declined approximately $38 million from approximately $163 million in fiscal 1993 to approximately $125 million in fiscal 1994 due to the recapitalization completed on May 14, 1993. See Note 2 of Notes to Consolidated Financial Statements.

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

Fiscal 1993 Compared to Fiscal 1992

     Net sales for the fiscal year ended February 28, 1993, declined approximately $2 million or .7% from approximately $272 million in fiscal 1992 to approximately $270 million in fiscal 1993. Sales of fine jewelry increased approximately $6 million, or 4%, from approximately $163 million in fiscal 1992 to approximately $169 million in fiscal 1993. This increase was achieved despite a decline in sales to Zale of approximately $6 million, or 14%, from $44 million in fiscal 1992 to $38 million in fiscal 1993. The increase in sales in fine jewelry reflects the results of the reorganization that merged the sales and marketing areas of Town & Country, Feature, and Verilyte and provided the framework for more focused and creative product development and aggressive sales activity. Sales of education and recognition products were down approximately $8 million, or 7%, from $109 million in fiscal 1992 to $101 million in fiscal 1993. As a result of the economic climate, many of the Company's corporate customers were forced to reduce work forces through cutbacks and attrition, thereby lowering the number of employee award recipients.

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

     During fiscal 1993, the Company recorded approximately $34 million of nonrecurring charges related to recapitalizing and restructuring the business. Approximately $5 million of this charge related to the Company's New York facility, approximately $14.5 million related to the disposal of certain assets at Balfour, and $14.4 million related to expenses associated with the Company's recapitalization. (See Notes 2 and 7 of Notes to Consolidated Financial Statements.)

     Although the Company had a pretax loss of approximately $46 million for the fiscal year ended February 28, 1993, the Company recorded a tax provision of approximately $1 million. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Zale Bankruptcy

     The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies.

     The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation, related to Zale Corporation's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $13 million and will recognize the benefit of any additional liquidation of assets as that benefit is realized.

     The Company continues to conduct business with Zale.

Liquidity

     Cash used in operations during fiscal 1995 was approximately $1 million compared with cash provided of approximately $18 million in fiscal 1994. This change is essentially equivalent to the change in operating performance from year to year. This use also reflects an $8 million interest benefit as a result of making interest payments with the issuance of additional debt.

     Cash flow from operations included proceeds from the Zale bankruptcy claim of approximately $6 million. The Company is required to escrow net proceeds from the Zale bankruptcy claim and Solomon investment for repayment of Senior Secured Notes. During fiscal 1995, approximately $6 million of Senior Secured Notes were redeemed with such proceeds.

     Cash used for fixed asset acquisitions resulted in a use of investing cash of approximately $3 million.

     The Company's operations are primarily funded through its revolving credit facility which was a net source of cash of approximately $11 million in fiscal 1995. These funds were used to make required debt payments of $2 million as well as to meet the Company's operating and investing cash requirements.

     On March 29, 1994, and March 20, 1995, as required by the covenants of its Senior Secured Notes, the Company gave written notice to Solomon Brothers, Limited of the Company's intention to redeem 70,000 and 55,000 of its shares of nonvoting redeemable cumulative participating preferred Class B stock, respectively. Solomon Brothers, Limited informed the Company that it would not be able to redeem the 70,000 share request when due as a result of constraints imposed by its banking facilities. It is doubtful that Solomon Brothers, Limited will be able to make the 55,000 share redemption payment in a timely manner. The Company currently believes that Solomon Brothers, Limited will be able to meet its obligation and that the Company's investment is realizable, but it is unable to estimate the timing of future redemption payments. The Company is monitoring Solomon Brothers, Limited's operations and financial position and if it determines in the future that carrying value is no longer reflective of fair value, appropriate adjustments will be made.

Financial Condition

     The Company completed a recapitalization on May 14, 1993. The recapitalization revised the Company's consolidated capitalization, including debt structure. The amount of debt outstanding was reduced and a significant portion of old subordinated debt was exchanged for new debt and shares of Class A Common Stock and Exchangeable Preferred Stock.

     The Company obtained a revolving credit agreement from Foothill Capital Corporation to provide secured financing in an aggregate amount of up to $30 million, which currently has a seasonal increase up to $35 million, (approximately $11 million outstanding at February 26, 1995), and gold consignment agreements from the Company's existing gold suppliers which currently provide an aggregate gold consignment availability of up to approximately 73,000 troy ounces (approximately 67,000 troy ounces outstanding at February 26, 1995). As a result of ongoing discussions with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces, from 73,000 troy ounces to 67,000 troy ounces. It is currently anticipated that these reductions will be made in several steps throughout fiscal 1996 and will be primarily as a result of reduced operational requirements. In connection with these anticipated reductions, the Company also expects some modifications to be made to the financial covenants in the gold consignment agreements with its gold suppliers. The Company believes that it can meet its working capital needs over the next year through cash flow from operations and the use of these facilities. (See Note 2 of Notes to Consolidated Financial Statements.)

     The Company sold $30 million of its 11 1/2% Senior Secured Notes due September 15, 1997. At February 26, 1995, approximately $14 million was outstanding.

     Agreements were reached with Chemical Bank, to change the terms of the IRB financing for the Company's facility located in New York, New York. The new terms include, among other things, an accelerated payment schedule relative to that which had previously been in place and the release of certain collateral by Chemical Bank. At February 26, 1995, approximately $500,000 principal balance remains outstanding. On April 3, 1995, approximately $181,000 of this obligation was repaid and the remainder was purchased by Foothill Capital Corporation and will be repaid over the next five years.

     The Company issued approximately $61.5 million, including unamortized premium of approximately $8 million, of 13% Senior Subordinated Notes, due May 31, 1998, approximately $34.3 million of Exchangeable Preferred Stock, par value $1.00, and approximately 10 million shares of Class A Common stock valued at approximately $26.9 million. These securities were issued in exchange for approximately 93% of the Company's 13% Senior Subordinated Notes due December 15, 1998, and approximately 98% of the Company's 10 1/4% Subordinated Noes due July 1, 1995. The total carrying value retired, including deferred financing costs, was approximately $122.7 million.

     The 13% Senior Subordinated Notes, due May 31, 1998, were issued with terms providing for the Company's right to issue additional notes in lieu of the first four semiannual interest payments. As of February 26, 1995, the Company had exercised this right and had paid by the issuance of new notes approximately $3.5 million, $3.7 million, and $3.9 million related to the first three required semiannual interest payments. Therefore, the carrying value of the notes, including unamortized premium of approximately $5.6 million, is approximately $70.2 million. Subsequent to year-end, the Company used its final PIK to make the fourth semiannual interest payment due May 13, 1995, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 13, 1995, in cash. The Company believes that it will have availability under its working capital facilities to make this payment when it becomes due.

     On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock held by the Company on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. The Company retains an investment in Little Switzerland, Inc. equal to approximately 4% of the outstanding shares.

     Since the carrying value of the Company's investment in Little Switzerland, Inc. (approximately $12.2 million) was substantially less than the recorded value of the Exchangeable Preferred Stock (approximately $35.0 million), the transaction resulted in a nonrecurring, noncash gain of approximately $17.3 million, net of the estimated fair value of the Convertible Preferred Stock issued (approximately $5.5 million).

     Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. The Company may pay such dividends in cash or in additional shares of Convertible Preferred Stock, as defined by the agreement.

     (See Note 2 of Notes to Consolidated Financial Statements).

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

Item 8.   Financial Statements and Supplementary Data

     The  following   consolidated   financial  statements  of  Town  &  Country
Corporation and subsidiaries are included as part of this Form 10-K:

     Report of Independent Public Accountants                         F-3

     Consolidated Balance Sheets - February 26, 1995
     and February 27, 1994                                            F-4

     Consolidated Statements of Operations - Years
     Ended February 26, 1995, February 27, 1994,
     and February 28, 1993                                            F-6

     Consolidated Statements of Stockholders' Equity -
     Years Ended February 26, 1995, February 27, 1994,
     and February 28, 1993                                            F-7

     Consolidated Statements of Cash Flows - Years
     Ended February 26, 1995, February 27, 1994,
     and February 28, 1993                                            F-9

     Notes to Consolidated Financial Statements                       F-11

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


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)  DOCUMENT LIST

1.   Financial Statements

     The  following   consolidated   financial  statements  of  Town  &  Country
Corporation and Subsidiaries are included in Item 8:

                                                                      Page

     Report of Independent Public Accountants                         F-3

     Consolidated Balance Sheets - February 26, 1995                  F-4
     and February 27, 1994

     Consolidated  Statements of Operations - Years                   F-6
     Ended February 26, 1995, February 27, 1994, and
     February 28, 1993

     Consolidated  Statements of Stockholders' Equity -               F-7
     Years Ended February 26, 1995, February 27, 1994, and February 28, 1993

     Consolidated  Statements of Cash Flows - Years                   F-9
     Ended February 26, 1995, February 27, 1994, and
     February 28, 1993

     Notes to Consolidated Financial Statements                       F-11

2.   Financial Statement Schedules

     Report of Independent Public Accountants                         F-47

     Schedules:

     II   Valuation Accounts                                          F-48



     Schedules other than those listed above are omitted because of the absence of the condition under which they are required or because the required information is reflected in the financial statements or notes thereto.

3.   Exhibits

                                                                      Page

     3.1  Restated Articles of Organization, as amended.              *6*(3.1)

     3.2  By-Laws, as amended.                                        *2*(3.2)

     4.1  Amended and Restated Indenture governing 10 1/4%            *6*(4.1)
          Subordinated Notes due 1995 (the "Old 10 1/4%
          Notes"), dated as of 5/14/93, from Town & Country
          Corporation to The Bank of New York, as Trustee.

     4.2  Amended and Restated Indenture governing 13%                *6*(4.2)
          Senior Subordinated Notes due 12/15/98, (the "Old
          13% Notes), dated as of 5/14/93, from Town &
          Country Corporation to State Street Bank and
          Trust Company, as Trustee.

     4.3  Supplemental Indenture relating to the Old 10 1/4%          *6*(4.3)
          Notes, dated as of 5/14/93, from Town & Country
          Corporation to The Bank of New York, as Trustee.

     4.4  Supplemental Indenture relating to the Old 13%              *6*(4.4)
          Notes, dated as of 5/14/93, from Town & Country
          Corporation to State Street Bank and Trust
          Company, as Trustee.

     4.5  Indenture governing 11 1/2% Senior Secured Notes            *6*(4.5)
          due 9/15/97, dated as of 5/14/93, from Town &
          Country Corporation to Shawmut Bank, N.A., as
          Trustee.

     4.6  Indenture governing 13% Senior Subordinated Notes           *6*(4.6)
          due 5/31/98, dated as of 5/14/93, from Town &
          Country Corporation to Bankers Trust Company, as Trustee.

     4.7  Certificate of Vote of Directors Establishing the           *6*(4.7)
          Exchangeable Preferred Stock, par value $1.00 per share, dated as of 5/14/93.

     4.8  Certificate of Vote of Directors Establishing the      Filed Herewith
          Convertible Preferred Stock, par value $1.00 per share, dated as of November 23, 1994.


     Material Contracts:

     10.1 1989 Employee Stock Purchase Plan of the                   #1#(10.21)
          Registrant.

     10.3 1985 Amended and Restated Stock Option Plan of              *2*(10.1)
          the Registrant.

     10.4 Amendment dated 7/27/89, to the Lease Agreement             *4*(10.8)
          between Carey Realty Trust and Town & Country
          Corporation.

     10.5 Amendment dated 7/1/87, to the Lease Agreement              *3*(10.3)
          between the Registrant and Carey Realty Trust dated 9/1/84.

     10.6 Lease Agreement between the Registrant and Carey            *1*(10.2)
          Realty Trust dated 9/1/84.

     10.7 Lease dated 9/1/85, between the New York City               #2#(10.30)
          Industrial Development Agency and Feature
          Enterprises, Inc.

     10.8 First Amendment to Lease Agreement dated as of              *6*(10.8)
          5/1/93, between the New York City Industrial
          Development Agency and Town & Country Fine
          Jewelry Group, Inc.

     10.9 Lease Agreement between L.G. Balfour Company,          Filed Herewith
          Inc. and C.L.C. North Attleboro Trust dated
          March 14, 1994.

    10.10 Letter-Agreement dated April 4, 1994, to Lease         Filed Herewith
          between L. G. Balfour Company, Inc. and C.L.C.
          North Attleboro Trust  dated March 14, 1994.

    10.11 Amended and Restated Consignment Agreement by               *6*(10.9)
          and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Fleet Precious Metals, Inc. dated as of
          5/14/93.

    10.12 First Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 10/20/93 by
          and between Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc.
          and Fleet Precious Metals, Inc. dated as of 5/14/93.

    10.13 Second Amendment to Amended and Restated               Filed Herewith
          Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Fleet Precious Metals, Inc. dated as of
          5/14/93.

    10.14 Third Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated July 1994 by and between Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc.
          and Fleet Precious Metals, Inc. dated as of 5/14/93.

    10.15 Fourth Amendment to Amended and Restated               Filed Herewith
          Consignment Agreement dated 8/31/94 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Fleet Precious Metals, Inc. dated as of
          5/14/93.

    10.16 Fifth Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 11/17/94 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Fleet Precious Metals, Inc. dated as of
          5/14/93.

   10.17  Amended and Restated Consignment Agreement by               *6*(10.10)
          and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Rhode Island Hospital Trust National Bank dated as of 5/14/93.

   10.18  First Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Rhode Island Hospital Trust National Bank dated as of 5/14/93.

   10.19  Second Amendment to Amended and Restated               Filed Herewith
          Consignment Agreement dated 7/13/94 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Rhode Island Hospital Trust National Bank dated as of 5/14/93.

   10.20  Third Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 11/15/94 by
          and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Rhode Island Hospital Trust National Bank dated as of 5/14/93.

   10.21  Amended and Restated Consignment Agreement by               *6*(10.11)
          and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          ABN Amro Bank, N.V. dated as of 5/14/93.

   10.22  First Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          ABN Amro Bank, N.V. dated as of 5/14/93.

   10.23  Second Amendment to Amended and Restated               Filed Herewith
          Consignment Agreement dated August 1994 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          ABN Amro Bank, N.V. dated as of 5/14/93.

   10.24  Amended and Restated Consignment Agreement by               *6*(10.12)
          and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Republic National Bank of New York dated as of 5/14/93.

   10.25  First Amendment to Amended and Restated                Filed Herewith
          Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Republic National Bank of New York dated as of 5/14/93.

   10.26  Second Amendment to Amended and Restated               Filed Herewith
          Consignment Agreement dated July 1994 by and between Town & Country Corporation, L.G.
          Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Republic National Bank of New York dated as of 5/14/93.

   10.27  Letter Agreement to Amended and Restated Collateral    Filed Herewith
          Sharing Agreement dated November 1994 by and among Fleet Precious Metals Inc. and various consignors and the Consignment Agreements as of May 14, 1993.

   10.28  Registration Rights Agreement between Little                *5*(10.13)
          Switzerland, Inc. and Switzerland Holding, Inc.
          dated as of 7/17/91.

   10.29  Letter Agreement dated as of 4/6/93, between                *6*(10.14)
          Little Switzerland, Inc. and Town & Country
          Corporation relating to the Switzerland
          Holding, Inc. Registration Rights Agreement.

   10.30  Loan Agreement dated as of 5/14/93, by and among            *6*(10.15)
          Town & Country Corporation, L.G. Balfour Company,
          Inc., Gold Lance, Inc., and Town & Country Fine
          Jewelry Group, Inc. and Foothill Capital
          Corporation.

   10.31  First Amendment to Loan Agreement dated 9/28/93        Filed Herewith
          by and among Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Foothill Capital Corporation dated as of 5/14/93.

   10.32  Amendment Number Two to Loan Agreement dated           Filed Herewith
          6/24/94 by and among Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Foothill Capital Corporation dated as of 5/14/93.

   10.33  Amendment Number Three to Loan Agreement dated         Filed Herewith
          7/11/94 by and among Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Foothill Capital Corporation dated as of 5/14/93.

   10.34  Amendment Number Four to Loan Agreement dated          Filed Herewith
          7/25/94 by and among Town & Country Corporation,
          L.G. Balfour Company, Inc., Gold Lance, Inc., and
          Town & Country Fine Jewelry Group, Inc. and
          Foothill Capital Corporation dated as of 5/14/93.

   10.35  Collateral Agency and Intercreditor Agreement               *6*(10.16)
          dated as of  5/14/93,  by and among Town & Country
          Corporation,  L.G. Balfour  Company,  Inc.,
          Gold Lance,  Inc.,  and Town & Country  Fine
          Jewelry Group, Inc. and Foothill Capital
          Corporation,  Fleet Precious Metals,  Inc.,
          Rhode Island  Hospital Trust  National Bank,
          Republic National  Bank,  ABN Amro Bank N.V.,
          Bankers Trust Company, Shawmut Bank, N.A., and Chemical Bank.

   10.36  Form of 1993 Management Stock Option.                       #3#(10.23)

   10.37  Form of Executive Employment Agreement between              #4#(10.20)
          Town & Country Corporation and C. William Carey effective as of February 28, 1994.

   10.38  Form of Executive Employment Agreement between              #4#(10.21)
          Town & Country Corporation and Francis X. Correra effective as of February 28, 1994.

   10.39  Trust Agreement dated as of 5/14/93, between                *6*(10.22)
          Town & Country Corporation and Baybank, as
          Trustee.

   10.40  Registration Effectiveness Agreement dated                  *6*(10.23)
          as of 5/14/93, between Town & Country Corporation and Certain Funds managed by Fidelity Management &
          Research Company.

   10.41  Form of letter dated as of November 4, 1994, to             #5#(10.21)
          Certain Holders of Town & Country Exchangeable
          Preferred Stock from Town & Country relating to the offer by Town & Country to issue shares of Convertible Preferred Stock.

   10.42  Form of Registration Rights Agreement dated                 #5#(10.22)
          as of November 23, 1994, between Town &
          Country Corporation and the holders of
          Town & Country Convertible Preferred
          Stock signatory thereto.

   10.43  Letter Agreement dated as of November 15,                   #5#(10.23)
          1994, by and among Town & Country
          Corporation, L.G. Balfour Company, Inc.
          Gold Lance, Inc., and Town & Country
          Fine Jewelry Group, Inc. and Fleet Precious
          Metals, Inc., Rhode Island Hospital Trust
          National Bank, ABN-AMRO Bank, N.V., and
          Republic National Bank of New York.

   10.44  1994 Non-Employee Directors' Nonqualified              Filed Herewith
          Stock Option Plan

      11  Earnings per Share Computations                        Filed Herewith

      22  Subsidiaries of the Registrant                         Filed Herewith

    24.1  Consent of Arthur Andersen LLP                         Filed Herewith

      27  Financial Data Schedule                                Filed Herewith

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

#4# Incorporated by reference to the designated exhibit of Post-Effective Amendment No. 2 to the Registration Statement on Form S-2 No. 33-49028 filed July 26, 1994.

#5# Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2 No. 33-57407 filed January 23, 1995.

(B)  REPORTS ON FORM 8-K

     No Form 8-K was issued by the Registrant during the quarter ended February 26, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                TOWN & COUNTRY CORPORATION
                       (Registrant)

Date:   May 24, 1995               By:  /s/       C. William Carey
                                          C. William Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

     Signature                Title


Principal Executive Officer:


/s/ C. William Carey                    President, Treasurer, and
C. William Carey                             Director


Principal Financial and Accounting Officer:


/s/ Francis X. Correra                  Senior Vice President and
Francis X. Correra                           Chief Financial Officer


/s/ Richard E. Floor                    Director
Richard E. Floor


/s/ William Schawbel                    Director
William Schawbel


/s/ Charles Hill                        Director
Charles Hill

[This Page Intentionally Left Blank]

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES





CONSOLIDATED FINANCIAL STATEMENTS


TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants

To Town & Country Corporation:

     We have  audited the  accompanying  consolidated  balance  sheets of TOWN &
COUNTRY CORPORATION (a Massachusetts corporation) and subsidiaries as of February 26, 1995, and February 27, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 26, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town & Country Corporation and subsidiaries as of February 26, 1995, and February 27, 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 1995, in conformity with generally accepted accounting principles.




                                   Arthur Andersen LLP
Boston, Massachusetts
April 27, 1995


TOWN & COUNTRY CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                              February 26,          February 27,
                                                  1995                  1994
  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)       $      3,336,921      $      3,273,876
  Restricted cash (Note 1)                            1,889                37,971
  Accounts receivable, less allowances for
    doubtful accounts of $7,780,000 and
    $5,510,000 at February 26, 1995 and
    February 27, 1994, respectively              57,472,122            55,623,418
  Inventories (Note 1)                           80,349,412            75,029,397
  Prepaid expenses and other current assets         573,611             3,991,883


        Total current assets                    141,733,955           137,956,545



PROPERTY, PLANT & EQUIPMENT, at cost
  (Note 1)                                       82,254,863            79,340,723
  Less-Accumulated depreciation                  39,018,645            33,636,099
                                                 43,236,218            45,704,624





INVESTMENT IN LITTLE SWITZERLAND, INC.
  (Note 4)                                        1,651,482            13,304,089





INVESTMENT IN SOLOMON BROTHERS,
  LIMITED (Note 5)                               13,734,000            13,734,000






OTHER ASSETS (Notes 1 and 8)                      6,267,801            13,221,467
                                           $    206,623,456      $    223,920,725















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)



                                             February 26,          February 27,
                                                 1995                  1994
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks (Note 2)          $     11,117,827      $        -
  Current portion of long-term debt
    (Note 2)                                      1,235,477             1,479,590
  Accounts payable                               17,809,025            12,727,357
  Accrued expenses (Note 1)                      15,458,912            19,956,332
  Accrued taxes (Notes 1 and 6)                   1,352,523               874,253


        Total current liabilities                46,973,764            35,037,532

LONG-TERM DEBT, less current portion
  (Note 2)                                       91,437,975            91,827,239

OTHER LONG-TERM LIABILITIES                       1,494,524             2,093,755

COMMITMENTS AND CONTINGENCIES (Note 12)
MINORITY INTEREST                                 4,617,018             3,843,117
EXCHANGEABLE PREFERRED STOCK,
  $1.00 par value, $14.59 preference value-
  Authorized--200,000 and 2,700,000 shares,
    respectively
  Issued and outstanding--152,217
    and 2,533,255 shares,
    respectively (Notes 2 and 3)                  2,265,522            35,785,399

STOCKHOLDERS' EQUITY (Notes 2, 3, 11, 13, and 14):
Preferred stock, $1.00 par value-
  Authorized and unissued--2,266,745 and
    2,300,000 shares, respectively                  -                     -
Convertible Preferred Stock, $1.00 par value,
  $6.50 preference value-
  Authorized--2,533,255
  Issued and outstanding--2,381,038               2,381,038               -
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--20,784,768 and
    20,755,901 shares, respectively                 207,848               207,559
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,941 and
    2,670,693 shares, respectively                   26,649                26,707
  Additional paid-in capital                     73,145,286            69,909,485
  Retained deficit                              (15,926,168)          (14,810,068)

        Total stockholders' equity               59,834,653            55,333,683
                                           $    206,623,456      $    223,920,725









The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Year Ended
                                        February 26,     February 27,      February 28,
                                           1995             1994              1993

NET SALES                             $    288,114,608 $    277,750,162 $    270,364,051
COST OF SALES                              200,533,890      180,356,292      179,833,372
  Gross profit                        $     87,580,718 $     97,393,870 $     90,530,679

SELLING, GENERAL, ADMINISTRATIVE
  EXPENSES                                  90,407,855       80,221,216       85,250,214

RESTRUCTURING CHARGE                           -                -              5,000,000

  Income (loss) from operations       $     (2,827,137)$     17,172,654 $        280,465

INTEREST EXPENSE                           (12,169,615)     (14,044,933)     (20,092,759)
INTEREST AND OTHER INCOME, net                 234,933          698,829          680,540
NET LOSS ON NONRECURRING
  ITEMS (Note 7)                               -                -            (14,500,000)
RECAPITALIZATION EXPENSES (Note 2)             -                -            (14,440,000)
GAIN ON LITTLE SWITZERLAND, INC.
  EXCHANGE (Note 3)                         17,277,988          -                -
INCOME FROM AFFILIATES (Notes 4 and 5)         587,814        1,262,347        2,721,630
MINORITY INTEREST (Note 1)                    (773,901)        (941,341)        (989,336)
  Income (loss) before provision for
    income taxes                      $      2,330,082 $      4,147,556 $    (46,339,460)
PROVISION FOR INCOME TAXES
  (Notes 1 and 6)                            1,758,164        1,010,000          956,132
  Net income (loss)                   $        571,918 $      3,137,556 $    (47,295,592)
ACCRETION OF DISCOUNT AND DIVIDENDS
  ON PREFERRED STOCKS (Notes 2 and 3)        1,688,019        1,453,511          -
  Income (loss) attributable to common
    stockholders                      $     (1,116,101)$      1,684,045 $    (47,295,592)
INCOME (LOSS) PER COMMON SHARE
  (Note 1)                            $          (0.05)$           0.08 $          (3.80)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 1)                      23,433,173       21,205,949       12,450,290






















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 26, 1995,  FEBRUARY 27, 1994, AND FEBRUARY 28, 1993

                                                                            Class A
                                       Convertible Preferred Stock        Common Stock
                                       ---------------------------  ------------------------
                                        Number of                   Number of     Par Value
                                          Shares     Par Value $1     Shares         $.01

BALANCE, February 29, 1992                  -      $      -          9,374,022 $      93,740
  Share issuance related to Forbearance
    Agreements                              -             -            602,224         6,022
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 13 and 14)                       -             -             24,292           243
  Conversion of Class B Common Stock
    into Class A Common Stock               -             -               (229)           (2)
  Net loss                                  -             -             -             -

BALANCE, February 28, 1993                  -      $      -         10,000,309 $     100,003
  Share issuance related to
    exchange offer                          -             -          9,992,648        99,927
  Share issuance related to purchase
    commitment on senior secured notes      -             -            750,000         7,500
  Accretion of discount on
    exchangeable preferred stock
    (Note 2)                                -             -             -             -
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 13 and 14)                       -             -             12,944           129
  Net income                                -             -             -             -

BALANCE, February 27, 1994                  -      $      -         20,755,901 $     207,559
  Share issuance related to Little
    Switzerland, Inc. exchange           2,381,038     2,381,038        -             -
  Conversion of Class B Common Stock
    into Class A Common Stock               -             -              5,752            58
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 13 and 14)                       -             -             23,115           231
  Accretion of discount and dividends on
    preferred stocks (Notes 2 and 3)        -             -             -             -
  Net income                                -             -             -             -

BALANCE, February 26, 1995               2,381,038 $   2,381,038    20,784,768 $     207,848


















(Continued on Next Page)






    Class B
  Common Stock
                               Additional      Retained         Total
   Number of     Par Value       Paid-in       Earnings     Stockholders'
     Shares         $.01         Capital       (Deficit)       Equity

    2,670,464 $      26,705 $   39,786,684 $   30,801,479 $   70,708,608

       -             -           1,273,704         -           1,279,726


       -             -              50,871         -              51,114

          229             2         -              -              -
       -             -              -         (47,295,592)   (47,295,592)

    2,670,693 $      26,707 $   41,111,259 $  (16,494,113)$   24,743,856

       -             -          26,755,361         -          26,855,288

       -             -           2,008,125         -           2,015,625

       -             -              -          (1,453,511)    (1,453,511)


       -             -              34,740         -              34,869
       -             -              -           3,137,556      3,137,556

    2,670,693 $      26,707 $   69,909,485 $  (14,810,068)$   55,333,683

       -             -           2,976,297         -           5,357,335

       (5,752)          (58)        -              -              -


       -             -              27,352         -              27,583

       -             -             232,152     (1,688,018)    (1,455,866)
       -             -              -             571,918        571,918

    2,664,941 $      26,649 $   73,145,286 $  (15,926,168)$   59,834,653


















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Year Ended
                                        -------------------------------------------------
                                        February 26,     February 27,     February 28,
                                            1995             1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $        571,918 $      3,137,556 $    (47,295,592)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities--
    Depreciation and amortization            4,846,300        5,628,451        8,667,787
    Loss (gain) on disposal of fixed
      assets                                    73,773         (113,162)      (2,583,573)
    Restructuring charge                       -                -              5,000,000
    Gain on Little Switzerland, Inc.
      exchange                             (17,277,988)         -                -
    Loss on assets held for sale or
      disposal (Note 7)                        -                -             14,500,000
    Bank fees paid by issuance of stock        -                -              1,273,704
    Undistributed earnings of affiliates,
      net of minority interest                 186,087         (227,894)      (1,453,506)
    Interest paid with issuance of debt
      (Note 2)                               7,647,666        3,495,571          -
    Ordinary dividends received from
      affiliate                                -              2,045,532          -
    Change in assets and liabilities--
      (Increase) decrease in accounts
        receivable                          (1,848,704)      (4,004,014)      (9,166,453)
      (Increase) decrease in inventories    (5,320,015)      (1,595,015)      (1,623,039)
      (Increase) decrease in prepaid
        expenses and other current assets    3,418,272        2,467,636        2,657,448
      (Increase) decrease in other assets    6,542,404        3,722,423        3,163,549
      Increase (decrease) in accounts
        payable                              5,081,668        1,904,443          950,586
      Increase (decrease) in accrued
        expenses                            (4,597,420)       2,190,050       11,042,155
      Increase (decrease) in accrued and
        deferred taxes                         478,270          488,181       (1,022,665)
      Increase (decrease) in other
        liabilities                           (599,231)      (1,162,891)        (307,250)


        Net cash provided by (used in)
          operating activities        $       (797,000)$     17,976,867 $    (16,196,849)
























The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                        For the Year Ended
                                        --------------------------------------------
                                        February 26,    February 27,    February 28,
                                            1995            1994            1993

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets  $        45,331 $       222,746 $     3,889,387
  Capital expenditures                     (2,759,204)     (4,056,307)     (3,519,205)
  Proceeds from sale of investments           -             3,486,000         -


        Net cash provided by (used in)
          investing activities        $    (2,713,873)$      (347,561)$       370,182




CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit
    facilities                        $  (279,990,373)$  (206,869,004)$       -
  Proceeds from borrowings under
    revolving credit facilities           291,108,200     206,869,004         -
  Decrease (increase) in restricted cash       36,082         (37,971)        -
  Payments to retire credit facility          -           (37,250,000)        -
  Proceeds from senior secured notes          -            30,000,000         -
  Payments on other debt                   (7,607,575)    (13,666,180)    (11,486,285)
  Payment of dividend by Essex to minority
    interests                                 -              (534,617)     (1,419,431)
  Proceeds from the issuance of debt          -               -            31,000,000
  Proceeds from the issuance of common
    stock                                      27,584          34,869          57,136
  Payments for recapitalization expenses      -            (8,254,790)        -


        Net cash provided by (used in)
          financing activities        $     3,573,918 $   (29,708,689)$    18,151,420


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    $        63,045 $   (12,079,383)$     2,324,753
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         3,273,876      15,353,259      13,028,506
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                             $     3,336,921 $     3,273,876 $    15,353,259


SUPPLEMENTAL CASH FLOW DATA:
CASH PAID DURING THE YEAR FOR:
  Interest                            $     4,908,642 $     6,104,397 $    10,693,175
  Income taxes                        $     1,119,864 $       589,730 $       712,606


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (Note 1)











The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 26, 1995


     (1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
the  Company  and  its  controlled  domestic  and  foreign   subsidiaries.   All
significant intercompany transactions have been eliminated.

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the presentation of the fiscal 1995 financial statements.

     Cash and Cash Equivalents

     Cash equivalents include highly liquid investments with original maturities of three months or less.

     Investments

     On March 1, 1994, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. The Company's financial condition and results of operations were not materially impacted in fiscal 1995 as a result of adopting SFAS No. 115.

     Restricted Cash

     Restricted cash includes cash payments from the Company's investment in Solomon Brothers, Limited and cash proceeds with respect to the Zale bankruptcy claim. These funds are escrowed for the benefit of the holders of the Senior Secured Notes. During fiscal 1995 and fiscal 1994, approximately $6 million and $10 million, respectively, of Senior Secured Notes were redeemed with such proceeds.

     Foreign Currency

     The Company is subject to fluctuating foreign currency exchange rates which are reflected currently in the consolidated statements of operations. Transaction and exchange gains and losses have not been material to the consolidated financial position or operations for the three years ended February 26, 1995.

     Inventories

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Inventories consisted of the following at February 26, 1995, and February 27, 1994:


                                 1995                    1994

Raw materials            $    16,932,724          $    16,753,865
Work-in-process                8,266,255                7,154,300
Finished goods                55,150,433               51,121,232
                         $    80,349,412          $    75,029,397



     In prior years, certain of the material content, primarily diamond, had been valued using the last-in, first-out (LIFO) method. During fiscal 1994, the Company liquidated its remaining inventory valued on the LIFO method, resulting in a decrease in cost of sales of approximately $1.3 million in the accompanying consolidated statement of operations for the year ended February 27, 1994. The Company now uses the FIFO method exclusively.

     The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. As the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the years ended February 26, 1995, February 27, 1994, and February 28, 1993, these fees totaled approximately $1.4 million, approximately $1.5 million, and approximately $1.4 million, respectively.

     The Company does not include the value of consigned gold in inventory or the corresponding liability in borrowings for financial statement purposes. As of February 26, 1995, and February 27, 1994, the Company held approximately 67,000 ounces, valued at $25.4 million, and 64,000 ounces, valued at $24.4 million, respectively, of gold on consignment under its domestic gold agreements. A foreign subsidiary of the Company held an additional 5,000 ounces, valued at $1.8 million, and 5,200 ounces, valued at $2.0 million, outstanding at February 26, 1995, and February 27, 1994, respectively, under a separate consignment agreement (Note 2).

     Advertising

     The Company expenses the costs of advertising as incurred, except for certain direct-response advertising costs, which are capitalized and amortized over their expected period of future benefits.

     At February 26, 1995, February 27, 1994, and February 28, 1993, advertising expense was $14,200,625, $11,023,850, and $9,292,461, respectively. At February
26, 1995, and February 27, 1994, $0 and $2,680,852, respectively, of advertising was capitalized and included in other current assets.

     Property, Plant and Equipment

     The Company provides for depreciation, principally on the straight-line method, at rates adequate to depreciate the applicable assets over their estimated useful lives which range from 3 to 30 years. Certain equipment is depreciated using the declining balance method.

     Property and equipment consisted of the following at February 26, 1995, and February 27, 1994:


                              Useful Life
                                Ranges            1995                1994
Real estate                   10 - 30 Years  $    29,746,327          $    29,694,070
Furniture and fixtures         3 -  7 Years        2,850,978                2,989,365
Equipment                      3 - 20 Years       45,072,052               42,584,500
Leasehold improvements         4 - 20 Years        4,450,876                3,681,385
Construction-in-progress                             134,630                  391,403
                                             $    82,254,863          $    79,340,723


     Accrued Expenses

     The principal components of accrued expenses at February 26, 1995, and February 27, 1994, are as follows:


                                                        1995                1994
Compensation and related costs                     $ 5,458,037       $ 8,877,284
Customer deposits                                    4,130,663         4,242,529
Interest                                             2,940,499         2,621,644
Commissions                                            545,659         1,271,281
Other                                                2,384,054         2,943,594
                                                   $15,458,912       $19,956,332



     Income Taxes

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

     Income (Loss) Per Common Share

     Earnings (loss) per common share is computed based on the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period. Common equivalent shares result from the assumed exercise of stock options and warrants.

     Long-term Intangible Assets

     The excess ($7,172,000) of purchase price over the values assigned to net assets acquired is being amortized using the straight-line method over periods ranging from 30 to 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segments' undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. In fiscal 1993, the Company recorded a write-down of approximately $1.6 million of goodwill associated with changes made to part of its business and the disposal of certain related assets (See Note 7). Accumulated amortization was approximately $3,103,000 and $2,920,000 at February 26, 1995, and February 27, 1994,
respectively.

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

     Supplemental Disclosures of noncash Investing and Financing Activities

     In fiscal 1994, as payment for the commitment to purchase up to 100% of the Company's senior secured notes, an investor received 750,000 shares of the Company's Class A common stock with a value of $2,015,625 at the time of issuance.

     The Company completed a recapitalization on May 14, 1993 (See Note 2).

     During fiscal 1995, the Company had fixed asset additions of approximately $.7 million funded by increases in capital lease obligations.

     On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. common stock held by the Company and shares of the Company's Convertible Preferred Stock (See Note 3).

     Financial Instruments

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of the instruments.

     Restricted Cash

     The Company's restricted cash is invested in short-term, highly-liquid investments. The carrying amount approximates fair value because of the short-term maturity of these investments.

     Investment in Solomon Brothers, Limited

     The fair value of the Company's investment in Solomon Brothers, Limited is considered to be equal to its carrying value as of February 26, 1995, based on the valuation method agreed upon for the redemption of shares as discussed in
Note 5 and the estimated fair value of the underlying net assets.

     Long-Term Subordinated Debt and exchangeable preferred stock

     The Company believes that the fair value of the Company's long-term subordinated debt and Exchangeable Preferred Stock approximates its carrying value as of February 26, 1995, based on the valuation methodology required for the recapitalization.

     Long-Term Secured Debt

     The fair value of the Company's various long-term secured debt, which are secured by various assets, are considered to approximate their carrying value as of February 26, 1995. This conclusion is based on the relationship of carrying value to the value of the related security and the relatively short maturities of the related debt.

     (2)  Long-term Debt and Credit Arrangements

     Long-term debt at February 26, 1995, and February 27, 1994, consists of the following:


Town & Country Corporation                                  1995                1994

  Senior Subordinated Notes due 1998 with
interest payable semiannually at 13%,
including unamortized premium of $5.6
million and $7.0 million in 1995 and 1994,
respectively.  The first four  interest
payments  are  expected to be made with
issuance of additional notes up to $15.3
million.  The first three such required
payments  due  November  1993,  May  1994,
and  November  1994 were paid by the
issuance of approximately $3.5 million,
$3.7 million, and $3.9 million, respectively,
of new notes.                                          $    70,185,718          $    63,947,814

  Senior Secured Notes due 1997 with interest
payable monthly at 11.5%. Payments
required prior to maturity for proceeds
received by the Company  related to the
Company's investment in Solomon Brothers,
Limited and/or settlement of the Zale
bankruptcy claim and certain other
limited conditions.                                         13,947,000               19,980,300

  Senior Subordinated Notes due 1998 with
interest payable  semiannually at 13%,
net of unamortized discount of $47,868 and
$57,210 in 1995 and 1994, respectively.                $     6,912,132          $     6,902,790

  Subordinated Notes due 1995 with interest
payable semiannually at 10 1/4%, net
of unamortized original issue discount of $3,519
and $16,698 in 1995 and 1994, respectively.                    447,481                  434,302

Subsidiaries

  Obligation  under  New York  City  Industrial
Development  Agency  industrial revenue bond.
The note calls for a final payment of $383,358
due April 1, 1995.  Quarterly interest is
determined at 75% of Chemical Bank's "reference"
rate (9% at February 26, 1995), with a minimum of 6%.          383,358                  450,022

  Obligation  under  New York  City  Industrial
Development  Agency  industrial revenue bond.
The note calls for a final payment of $164,682
due April 1, 1995. Quarterly interest is determined
at 1.25% above Chemical Bank's "reference" rate
(9% at February 26, 1995).                                     164,682                1,566,018

  Lease obligation for office furniture and
equipment payable in  monthly installments with
interest at 9.67%                                              621,524                     -

  Other notes                                                   11,557                   25,583

                                                       $    92,673,452          $    93,306,829

  Less-Current portion                                       1,235,477                1,479,590

                                                       $    91,437,975          $    91,827,239



     On May 14, 1993, the Company completed a recapitalization. The recapitalization was accounted for as a "troubled debt restructuring" under Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," whereby the net carrying value of the old debt was allocated to the new securities, issued in the recapitalization, based on their estimated, relative, fair market values, and no gain or loss was recognized. Recapitalization costs were expensed as incurred.

     As a result of this transaction, long-term debt with a carrying value of $122,673,945, including deferred financing costs, was retired. New debt with a carrying value of $61,486,762, exchangeable preferred stock valued at $34,331,895, and common stock valued at $26,855,288 were issued in exchange for these redemptions.

     On May 14, 1993, the Company entered into a revolving credit facility with Foothill Capital Corporation ("Foothill") providing senior secured financing in an aggregate amount of up to $30 million. The line of credit will mature on May 14, 1996, and will automatically renew for two year periods unless terminated. The loans will bear interest at a rate per annum equal to the greater of (a) two percent above the reference rate (the highest "prime rate" or "reference rate" announced by an identified group of major banks) selected by Foothill or (b) 8%. The agreement contains the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions, dispositions of assets and capital expenditures. Advances under the credit facility will be based on eligible receivables and inventory. Foothill has a first priority security interest in receivables, certain inventory, primarily stones and diamonds, and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries. The Company had $11 million outstanding under the new credit agreement, at an effective interest rate of 12.6% at February 26, 1995. The Company had $17.9 million of additional borrowings available under its revolving credit agreement as of February 26, 1995.

     On May 14, 1993, the Company entered into gold agreements with its gold suppliers providing secured gold consignment availability of up to approximately 100,000 troy ounces. The agreements are terminable upon thirty days' written notice and contain the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions and first priority security interest in the precious metal content of inventory. During fiscal 1995, the Company agreed to reduce its gold consignment facilities to approximately 73,000 ounces. The Company had approximately 67,000 troy ounces on consignment at February 26, 1995. As a result of ongoing discussions with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces, from 73,000 troy ounces to 67,000 troy ounces. It is currently anticipated that these reductions will be made in several steps throughout fiscal 1996 and will be primarily as a result of reduced operational requirements. In connection with these anticipated reductions, the Company also expects some modifications to be made to the financial covenants in the gold consignment agreements with its gold suppliers.

     During the second quarter of fiscal 1995, modifications to the consolidated tangible net worth covenant were made in the revolving credit and gold agreements. The covenant previously provided that the Company was required to maintain consolidated tangible net worth of $38,000,000 through February 27, 1994, and $43,000,000 thereafter. As amended, the covenant provides that the Company maintain consolidated tangible net worth of $40,000,000 from July 1, 1994, through November 26, 1994, and $43,000,000 thereafter.

     On May 14, 1993, the Company issued $30 million of Senior Secured Notes due September 15, 1997. Following receipt, by the Company, of cash payments from the Company's investment in Solomon Brothers, Limited and/or cash or other payments from the Zale Companies with respect to the Zale bankruptcy claim, the Company is required to redeem an amount of the notes equal to the amount of such cash payments at a redemption price equal to 100% of the principal amount thereof plus accrued interest, if any. During fiscal 1995 and fiscal 1994, the Company redeemed $6 million and $10 million, respectively, of Senior Secured notes with such proceeds. In the event that the Company's consolidated net worth declines below a defined minimum (75% of net worth at May 31, 1993, plus 37.5% of net income for each fiscal year thereafter) for two consecutive quarters, the Company is required to make an offer to redeem 7.5% of the outstanding notes semiannually and to continue to do so as long as the condition persists.

     On May 14, 1993, the Company issued approximately 2,533,000 shares of Exchangeable Preferred Stock, the outstanding shares of which will be redeemed by the Company on December 31, 2000, for $14.59 per share plus accrued and unpaid dividends payable in cash or shares of Little Switzerland, Inc. common stock. No dividends will be paid until after the second anniversary of the date of issuance of the stock. Thereafter, holders will be entitled to receive cumulative cash dividends at a rate of 6% per annum based on $14.59 per share. Dividends will be payable semiannually on each six-month and twelve-month anniversary of the issuance date. At any time after March 1, 1994, each share of Exchangeable Preferred Stock may be exchanged by the holder for a share of Little Switzerland, Inc. common stock held by the Company or redeemed by the Company, for cash, at a declining premium through 1998. For the years ending February 26, 1995, and February 27, 1994, accretion of discount on Exchangeable Preferred Stock amounted to $1,455,866 and $1,453,511, respectively (Note 3).

     A subsidiary of the Company has available credit line facilities with two banks in Thailand to provide aggregate commercial financing of up to approximately $13.3 million. The subsidiary had no outstanding balance under these lines at February 26, 1995, or February 27, 1994. This subsidiary also has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 11,000 troy ounces. This agreement runs through December 10, 1995, and is secured by a standby letter of credit for $3.4 million under one of the subsidiary's credit facilities. There were approximately 5,000 ounces on consignment under this gold agreement at February 26, 1995.

     On April 3, 1995, the Company repaid approximately $181,000 of its obligation under the New York City Industrial Revenue Development Agency industrial revenue bonds ("IRB"). On April 3, 1995, the remaining obligation, approximately $367,000, was purchased by Foothill. As a result of this transaction, the Company is required to make quarterly payments on the IRB to Foothill over the next five years in accordance with the repayment schedule that was in effect prior to the recapitalization on May 14, 1993. Additionally, the interest rate for the outstanding bonds has been modified to be the same as that on the Company's revolving line of credit. The debt is secured by the Company's New York real estate and fixtures attached thereto. The loan agreement places restrictions upon the subsidiary, including certain assumptions of term debt, liens, or encumbrances.

     Aggregate  maturities of long-term debt for each of the next five years are
approximately   $1,235,000,   $245,000,   $14,101,000,   $71,584,000,   and  $0,
respectively.

     (3)  EXCHANGE OF STOCK

     On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock held by the Company on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock.

     Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.

     Convertible Preferred Stock

     Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. In the event the market price of a share of Class A Common Stock equals or exceeds $3.25 for 30 consecutive trading days, the Company may require the holders of Convertible Preferred Stock to convert such stock into shares of Class A Common Stock at the then-applicable conversion rate. Beginning on November 23, 1995, the Company may redeem, in whole or in part, shares of Convertible Preferred Stock at a price equal to 104% of the liquidation value and thereafter at prices declining annually to 100% of the liquidation value on or after November 23, 1997. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. At February 26, 1995, cumulative unpaid dividends amounted to $232,152.

     The Convertible Preferred Stock is subordinate on liquidation and with respect to dividend payments to the outstanding shares of Exchangeable Preferred Stock but senior to the Class A Common Stock and the Class B Common Stock. Holders of shares of Convertible Preferred Stock are entitled to vote on all matters on which the holders of Class A Common Stock are entitled to vote. Each share of Convertible Preferred Stock entitles the holder to the number of votes per share equal to the number of shares of Class A Common Stock into which each share of Convertible Preferred Stock is then convertible.

     The Company has agreed with the holders of the Convertible Preferred Stock to register such stock (and the Class A Common Stock into which it is convertible) under the Securities Act and to keep such registration effective until the earlier of (i) the date on which such holders no longer own any of such securities or (ii) the date on which each of the holders has notified the Company that such holder may dispose of all of its securities pursuant to Rule 144(k) under the Securities Act. A registration statement covering these shares was declared effective by the Securities and Exchange Commission on April 12, 1995.

     (4)  Investment in Little Switzerland, Inc.

     The sale of approximately 68% of Little Switzerland, Inc.'s common stock by a subsidiary of the Company resulted in the deconsolidation of Little Switzerland, Inc. in the fiscal 1992 consolidated financial statements of the Company. The continuing investment in Little Switzerland, Inc. is now classified as a long-term asset in the accompanying consolidated balance sheets. Income was recognized using the equity method of accounting through November 23, 1994.

     Presented below is summarized financial information for Little Switzerland, Inc. as of and for the nine months ended November 30, 1994, and as of and for the year ended February 27, 1994, and for the year ended February 28, 1993:


                                       1995             1994             1993
Current assets                     $42,010,000      $36,228,000      $
Noncurrent assets                   18,113,000       14,761,000
Current liabilities                 16,009,000        7,884,000
Noncurrent liabilities                 356,000          794,000
Total equity                        43,758,000       42,311,000

Sales                              $43,364,000      $63,727,000      $62,550,000
Gross profit                        19,326,000       28,282,000       29,232,000
Net income                           1,434,000        3,900,000        5,980,000



     As a result of the exchange discussed in Note 3, the Company's investment in Little Switzerland, Inc., as of November 23, 1994, was reduced to 318,962 shares or approximately 4%. Due to the decrease in ownership, the Company has changed its method of accounting for this investment from the equity method to the cost method.

     (5)  Investment in Solomon Brothers, Limited

     On May 27, 1988, the Company purchased 410,000 shares of nonvoting, redeemable, cumulative, Participating Preferred Class B Stock of Solomon Brothers, Limited ("Solomon Brothers"), a Bahamian company, for a total purchase price of $17,220,020.

     The Company is entitled, as holder, to a fixed, cumulative, preferred dividend equal to 1% of the purchase price annually. The Company is also entitled to a cumulative, ordinary dividend equal to the change in net book value per ordinary share of Solomon Brothers, calculated as if the Company was a holder of ordinary shares, less the preferred dividend and to a fee determined as a percent of cumulative, accrued, unpaid ordinary dividends. The combined dividend rate for the periods ended February 26, 1995, February 27, 1994, and February 28, 1993, was approximately 0%, 1.1%, and 4.7%, respectively. The Company received distributions of $2,045,532 of previously accrued but unpaid ordinary dividends during fiscal 1994. On May 31, 1993, the Company redeemed 83,000 of the Company's shares for approximately $3.5 million. On March 29, 1994, and March 20, 1995, as required by the covenants of its Senior Secured Notes, the Company gave written notice to Solomon Brothers of the Company's intention to redeem 70,000 and 55,000 additional shares, respectively. Solomon Brothers informed the Company that it would not be able to redeem the 70,000 share request when due, as a result of constraints imposed by its banking facilities. It is doubtful that Solomon Brothers will be able to make the 55,000 share redemption payment when it becomes due. The Company believes its investment is realizable, but it is unable to estimate the timing of future redemption payments. The Company is monitoring Solomon Brothers' operations and financial position and if it determines in the future that carrying value is no longer reflective of fair value, appropriate adjustments will be made.

     Presented below is summarized financial information for Solomon Brothers as of and for the years ended October 28, 1994, October 29, 1993, and October 30, 1992, prepared on a basis substantially in accordance with generally accepted accounting principles (GAAP) (Bahamian Dollars, $000s):


                                              1994          1993          1992
Working capital                            $ 15,094      $ 13,175
Total assets                                 72,013        70,820
Total shareholders' equity                   27,828        27,770

Sales                                      $ 84,815      $ 87,709       $ 87,144
Net income (loss)                                54       (15,539)         3,747


     (6)  Income Taxes

     The domestic and foreign components of income (loss) before provision for income taxes for the years ended February 26, 1995, February 27, 1994, and February 28, 1993, are as follows:

                                1995                1994                1993

Domestic                   $ (1,014,997)       $    221,748        $(50,196,999)
Foreign                       3,345,079           3,925,808           3,857,539
                           $  2,330,082        $  4,147,556        $(46,339,460)



     The components of the provision for income taxes for the years ended February 26, 1995, February 27, 1994, and February 28, 1993, are as follows:


                                       1995             1994             1993
Current--
  Federal                           $     --         $     --         $     --
  State                                700,000          636,449          875,399
  Foreign                            1,058,164          373,551           80,733
  Total provision                   $1,758,164       $1,010,000       $  956,132



     The Company's effective tax rate differs from the federal statutory rate of 35% in fiscal 1995 and 1994 and 34% in fiscal 1993 due to the following:

                                            1995            1994            1993
Computed tax provision
  (benefit) at statutory rate          $    815,529    $  1,451,645    $(15,755,416)
Increases (reductions)
  resulting from--
    Difference between U.S.
     and foreign tax rates                1,061,886         378,940          80,733
    Repatriation of foreign earnings           --              --         3,310,405
    State taxes                             700,000         636,449         654,871
    Tax basis differences related to
      Little Switzerland, Inc.
      common stock exchange              (2,110,946)           --              --
    Loss on assets held for sale
      or disposal not deductible
      for income tax purposes                  --              --         1,734,000
    Items not deductible for
      income tax purposes                    92,488          65,378       1,092,476
    (Utilization) deferral of net
      operating losses                    1,199,207      (1,522,412)      9,618,535
    Other                                      --              --           220,528
                                       $  1,758,164    $  1,010,000    $    956,132


 DEFERRED TAX ASSETS (in 000's)                        February 26,   February 27,
                                                          1995           1994

Restructuring and recapitalization cost accruals       $  4,227       $  6,108
Accounts receivable reserves                              4,120          4,861
Accrual for loss on assets held for sale or disposal        742          1,873
Inventories                                               1,265          1,413
Other                                                     1,640          1,899
Net operating loss carryforwards                         14,810         10,944
      Total gross deferred tax assets                    26,804         27,098
      Less--valuation allowance                         (14,782)        (8,742)
      Net deferred tax assets                          $ 12,022       $ 18,356

 DEFERRED TAX LIABILITIES (in 000's)                   February 26,   February 27,
                                                          1995           1994
Property, plant and equipment, principally due to
  differences in depreciation                          $ 6,121        $ 6,888
Investments in affiliated companies, principally
  due to undistributed income                            5,479          9,815
Other                                                      422          1,653
      Total deferred tax liabilities                    12,022         18,356
      Net deferred tax asset (liability)               $  --          $  --



     The   valuation   allowance   relates  to   uncertainty   surrounding   the
realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards.

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $34 million, subject to Internal Revenue Service review and approval. In addition, net operating loss carryforwards of approximately $2,500,000 were generated by a U.S. subsidiary prior to its acquisition by the Company. Utilization of the subsidiary's net operating loss carryforward is contingent on the subsidiary's ability to generate income in future years. The net operating loss carryforwards will expire from 2009 to 2010 if not utilized.

     (7)  LOSS ON Assets Held for Sale or Disposal

     In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant, and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million, no longer considered necessary to its modified business. At February 26, 1995, the disposals have been substantially completed and the remaining reserve, of approximately $1.8 million, is intended to cover the expected losses associated with the disposition of the plant, which is currently for sale.

     (8)  Zale Corporation and Affiliates

     The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies. Sales to the Zale Companies were approximately $29 million or 10% of consolidated sales in fiscal 1995 compared to $33 million or 12% of consolidated sales in fiscal 1994 and $38 million or 14% of consolidated sales in fiscal 1993.

     The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation, related to Zale Corporation's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $13 million, approximately $6 million and $4 million of which were received in fiscal 1995 and 1994, respectively, and will recognize the benefit of any additional liquidation of assets as that benefit is realized.

     The Company continues to conduct business with Zale.

     (9)  Concentration of Credit Risk

     A significant portion of the Company's business activity is with large jewelry retailers and department store chains, many of which are not only subject to the risks associated with economic impacts on retailers of discretionary, consumer goods but also are companies with high debt-to-equity ratios.

     (10) Nonrecurring Events

     Based on the success of its operational restructuring during fiscal 1993, the Company concluded that the Feature facility in New York will not be required as a long-term manufacturing site. The Company expects to maintain a continuing presence in New York in the form of sales and marketing functions, product development, and manufacturing support services, including a repair function and subcontractor control operations. These functions will remain in the Feature facility until the Company is able to sell the facility at a price which it considers acceptable. As a result of its decision to dispose of the facility, the Company adjusted the carrying value of the Feature facility by approximately $5 million, which was recorded as a restructuring charge during the fourth quarter of fiscal 1993. As of February 26, 1995, the Company has not sold this facility (See Note 2).

     (11) Capitalization

     Each share of Class B Common Stock entitles the holder to ten votes, each share of Class A Common Stock entitles the holder to one vote, and each share of Convertible Preferred Stock entitles the holder to the number of votes per share equal to the number of shares of Class A Common Stock into which each share of Convertible Preferred Stock is then convertible, on matters submitted to stockholders. The Class B Common Stock is convertible at any time, at the option of the holder, into Class A Common Stock on a share-for-share basis. The Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. As part of the recapitalization, the Company issued to its financial advisors warrants to purchase 125,000 shares of Class A Common Stock, with an exercise price of $2.685 per share and a final maturity of five years from the date of issuance of the warrants.

     The Company's ability to pay cash dividends is limited by its financing and other outstanding indebtedness. As a result of these restrictions, the Company currently may not pay cash dividends.

     (12) Commitments and Contingencies

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

     Certain other Company facilities and equipment are leased under agreements expiring at various dates through 2009. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 26, 1995, are approximately as follows:

                Year     Total Commitment
                1996     $    1,344,000
                1997          1,204,000
                1998          1,152,000
                1999            871,000
                2000            642,000
               Thereafter     6,326,000



     Lease and rental expense included in the accompanying consolidated statements of operations amounted to approximately $1,414,000, $1,090,000, and $1,290,000 for the years ended February 26, 1995, February 27, 1994, and February 28, 1993, respectively.

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

     (13) Stock Option Plan

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

     The following table summarizes the stock option transactions for the three years ended February 26, 1995:

                              Number of Options        Price Range Per Share

Options outstanding at
  February 29, 1992                803,300        $    2.38      -    $    8.00

  Options granted                       -
  Options canceled                 (44,800)            3.00      -         6.75
  Options exercised                     -

Options outstanding at
  February 28, 1993                758,500        $    2.38      -    $    8.00

  Options granted                   50,000             2.63
  Options canceled                 (70,100)            3.00      -         5.63
  Options exercised                     -

Options outstanding at
  February 27, 1994                 738,400       $    2.38      -    $    8.00

  Options granted                   598,500            2.31      -         2.38
  Options canceled                 (482,750)           2.38      -         8.00
  Options exercised                      -

Options outstanding at
  February 26, 1995                 854,150       $    2.31      -    $    6.88

Options exercisable at
  February 26, 1995                 242,800



     At February 26, 1995, there were 511,400 shares reserved for future grants under the Plan.

     The Company has granted stock options not under the Plan to consultants and various individuals to purchase up to 1,580,000 shares of Class A Common Stock at prices ranging from $1.75 to $6.75 per share (fair market value at the date of grant). The Company has also created a stock option plan for non-employee directors and the Board of Directors has approved the reservation of 200,000 shares of authorized Class A Common Stock for issuance under this plan. On October 1, 1994, options for 60,000 shares were granted, contingent on an affirmative stockholder vote approving the plan, at a price of $1.875 per share, the fair market value at the date of grant.

     (14) Employee Stock Purchase Plan

     On January 25, 1988, the Board of Directors adopted the 1988 Employee Stock Purchase Plan (the "Stock Purchase Plan") for 500,000 shares of the Class A Common Stock. Under the Stock Purchase Plan, each eligible participating employee is deemed to have been granted an option to purchase shares of the Company's Class A Common Stock on a semiannual basis at a price equal to 90% of the market value on the last day of the period. During the year ended February 26, 1995, 5,855 shares were issued at $2.50 per share and 17,260 shares were issued at $0.75 per share. During the year ended February 27, 1994, 7,926 shares were issued at $2.50 per share and 5,018 shares were issued at $3.00 per share. During the year ended February 28, 1993, 14,171 shares were issued at $2.00 per share and 10,121 shares were issued at $2.25 per share. At February 26, 1995, there were 306,537 shares reserved for issuance under the Stock Purchase Plan.

     (15) Employee Benefit Plans

     (a)  Postemployment Medical Benefits

     In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the accrual method of accounting for certain postretirement benefits be adopted. Adoption is required for fiscal years beginning after December 1992. A subsidiary of the Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted this statement in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.1 million on the delayed recognition method over a period of 20 years. Prior to adopting SFAS No. 106, the cost of providing these benefits was expensed as incurred and amounted to approximately $508,000 for the year ended February 28, 1993.

     The following table sets forth the plan status as of February 26, 1995, and February 27, 1994.


                                                  February 26,     February 27,
                                                     1995             1994
Accumulated postretirement benefit
  obligation (in 000's)
    Retired employees                               $(6,088)       $(6,477)
    Active employees                                   --             --
      Total                                          (6,088)        (6,477)

Plan assets at fair value                              --             --
Unfunded accumulated benefit
  obligation in excess of plan assets                (6,088)        (6,477)
Unrecognized net gain                                   (73)          --
Unrecognized prior service cost                        --             --
Unrecognized transition obligation                    5,810          6,162
Accrued postretirement medical
  benefit cost                                      $  (351)       $  (315)



     The net periodic postretirement benefit costs for fiscal 1995 and fiscal 1994 included the following components:


                                                  1995               1994
Service cost -- benefits attributed to
  service during the period (in 000's)            $ --               $ --
Interest cost                                      474                494
Actual return on assets                             --                 --
Amortization of unrecognized transition
  obligation                                       323                324
Net periodic postretirement benefit cost          $797               $818



     For measurement purposes, a 14% annual rate of increase in the per-capita cost of covered health care benefits is assumed for fiscal 1995 (10% for Medicare eligible retirees); the rate was assumed to decrease gradually down to 6% for fiscal 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 26, 1995, by $426,000 or by 7%, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1995 by $28,000 or by 6%.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in fiscal 1995 and 1994.

     (b)  Pension Plans

     Certain subsidiaries of the Company participate in multiemployer pension plans. The plans provide for defined benefits for substantially all unionized employees. The amounts charged for pension contributions were approximately $20,000, $62,000, and $96,000 for the years ended February 26, 1995, February 27, 1994, and February 28, 1993, respectively.

     (c)  Deferred Compensation

     A subsidiary of the Company has deferred compensation agreements with certain sales representatives and executives which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The cost of the subsidiary's liability under these compensation agreements has been charged to selling, general and administrative expense. The deferred compensation expense for the years ended February 26, 1995, February 27, 1994, and February 28, 1993, was approximately $156,000, $156,000, and $220,000, respectively.

     (16)      Consolidating Financial Information and Segment Information

     The securities issued by the Company in connection with the Company's recapitalization, discussed in Note 2, are guaranteed by its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements on a domestic and foreign basis for the Company, the domestic subsidiaries, and the foreign subsidiaries for the years ended February 26, 1995, February 27, 1994, and February 28, 1993 (in 000's). Foreign gross profit includes gross profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.




                                                       February 26, 1995 (000's)
ASSETS                                Parent        Domestic        Foreign
                                      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated

CURRENT ASSETS:
  Cash and cash equivalents      $           41 $       -      $        4,758 $       (1,462)$        3,337
  Restricted cash                             2         -              -              -                   2
  Accounts receivable, net                   74         55,453          4,031         (2,086)        57,472
  Inventories                            (2,109)        78,076          4,382         -              80,349
  Prepaid expenses and other
    current assets                         (361)           532            403         -                 574

        Total current assets             (2,353)       134,061         13,574         (3,548)       141,734

PROPERTY, PLANT AND
  EQUIPMENT, at cost                        296         74,210          7,749         -              82,255
Less--Accumulated
  depreciation                              255         35,444          3,320         -              39,019
                                             41         38,766          4,429         -              43,236
INTERCOMPANY LOANS                       13,728          2,008          3,463        (19,199)        -
INVESTMENT IN SUBSIDIARIES              148,501         -              -            (148,501)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                       1,651         -              -              -               1,651
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                      13,734         -              -              -              13,734
OTHER ASSETS                                211          5,687            370         -               6,268
                                 $      175,513 $      180,522 $       21,836 $     (171,248)$      206,623





                                                       February 26, 1995 (000's)
LIABILITIES AND STOCKHOLDERS'      Parent         Domestic       Foreign
  EQUITY                           Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CURRENT LIABILITIES:
  Notes payable                  $       15,201 $       (4,083)$       -      $       -      $       11,118
  Current portion of long-
    term debt                               447            788         -              -               1,235
  Accounts payable                        1,581         16,670          1,644         (2,086)        17,809
  Accrued expenses                          994         14,186            279         -              15,459
  Accrued and currently
    deferred income taxes                   824         -                 529         -               1,353

        Total current liabilities        19,047         27,561          2,452         (2,086)        46,974

LONG-TERM DEBT, less
  current portion                        91,045         21,054         -             (20,661)        91,438
LONG-TERM DEFERRED
  INCOME TAXES AND
  OTHER LIABILITIES                      -               1,494              1         -               1,495
MINORITY INTEREST                        -              -              -               4,617          4,617
EXCHANGEABLE PREFERRED
  STOCK                                   2,266         -              -              -               2,266
STOCKHOLDERS' EQUITY:
  Convertible preferred stock             2,381         -              -              -               2,381
  Common stock                              234              5          2,109         (2,114)           234
  Additional paid-in capital             73,145        232,774          8,515       (241,289)        73,145
  Retained earnings (deficit)           (12,605)      (102,366)         8,759         90,285        (15,927)


        Total stockholders' equity       63,155        130,413         19,383       (153,118)        59,833

                                 $      175,513 $      180,522 $       21,836 $     (171,248)$      206,623





                                                      February 26, 1995 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  OPERATIONS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


NET SALES                        $       -      $      271,294 $       37,822 $      (21,001)$      288,115
COST OF SALES                            (1,050)       192,766         30,178        (21,360)       200,534
  Gross profit                   $        1,050 $       78,528 $        7,644 $          359 $       87,581
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                 1,058         85,391          3,959         -              90,408
  Income (loss) from operations  $           (8)$       (6,863)$        3,685 $          359 $       (2,827)
INTEREST EXPENSE, net                    (1,288)       (10,730)            83         -             (11,935)
INCOME FROM AFFILIATES                      588         -              -              -                 588
GAIN ON LITTLE SWITZERLAND,
  INC. EXCHANGE                          17,278         -              -              -              17,278
MINORITY INTEREST                        -              -              -                (774)          (774)
  Income (loss) before income
    taxes                        $       16,570 $      (17,593)$        3,768 $         (415)$        2,330
PROVISION FOR INCOME TAXES                  195            435          1,058             70          1,758
  Net income (loss)              $       16,375 $      (18,028)$        2,710 $         (485)$          572
ACCRETION OF DISCOUNT AND
  DIVIDENDS ON PREFERRED                  1,688         -              -              -               1,688
  STOCKS
  Income (loss) attributable
    to common stockholders       $       14,687 $      (18,028)$        2,710 $         (485)$       (1,116)






                                                      February 26, 1995 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  CASH FLOWS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net income (loss)                $       16,375 $      (18,028)$        2,710 $         (485)$          572
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization        (1,302)         5,513            635         -               4,846
    Loss on disposal of fixed asset      -                  70              4         -                  74
    Gain on Little Switzerland, Inc.
      exchange                          (17,278)        -              -              -             (17,278)
    Interest paid by debt issuance        7,648         -              -              -               7,648
    Undistributed earnings of
      affiliates net of minority
      interest                             (588)        -              -                 774            186
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                            1,522           (339)        (1,449)        (1,583)        (1,849)
  (Increase) decrease in
    inventories                             210         (5,003)          (168)          (359)        (5,320)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                  594          2,798            (55)            81          3,418
  (Increase) decrease in other
    assets                                   56          6,340            146         -               6,542
  Increase (decrease) in accounts
    payable                                (248)         3,157            590          1,583          5,082
  Increase (decrease) in accrued
    expenses                             (3,830)          (191)          (576)        -              (4,597)
  Increase (decrease) in accrued
    and deferred taxes                      498           (275)           266            (11)           478
  Increase (decrease) in other
    liabilities                          -                (599)        -              -                (599)

        Net cash provided by
          (used in) operating
          activities             $        3,657 $       (6,557)$        2,103 $       -      $         (797)










CONSOLIDATING STATEMENT OF                            February 26, 1995 (000's)
  CASH FLOWS (Continued)           Parent         Domestic       Foreign
                                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of fixed
    assets                       $       -      $           43 $            2 $       -      $           45
  Capital expenditures                       (7)        (2,210)          (542)        -              (2,759)
        Net cash used in
          investing activities   $           (7)$       (2,167)$         (540)$       -      $       (2,714)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on revolving credit
    facility                     $     (277,887)$       (2,103)$       -      $       -      $     (279,990)
  Proceeds from borrowings under
    revolving credit facility           291,108         -              -              -             291,108
  (Increase) decrease in
    restricted cash                          36         -              -              -                  36
  Change in intercompany notes
    payable                             (11,005)        12,343         (1,930)           592         -
  Payments on debt                       (6,034)        (1,574)        -              -              (7,608)
  Proceeds from the issuance of
    common stock                             28         -              -              -                  28
        Net cash provided by
          (used in) financing
          activities             $       (3,754)$        8,666 $       (1,930)$          592 $        3,574

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS      $         (104)$          (58)$         (367)$          592 $           63

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         145             58          5,125         (2,054)         3,274

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $           41 $       -      $        4,758 $       (1,462)$        3,337





                                                       February 27, 1994 (000's)
ASSETS                                Parent        Domestic        Foreign
                                      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated

CURRENT ASSETS:
  Cash and cash equivalents      $          145 $           58 $        5,125 $       (2,054)$        3,274
  Restricted cash                            38         -              -              -                  38
  Accounts receivable, net                1,596         54,678          2,684         (3,334)        55,624
  Inventories                            (1,899)        73,073          4,214           (359)        75,029
  Prepaid expenses and other
    current assets                          233          3,329            349             81          3,992

        Total current assets                113        131,138         12,372         (5,666)       137,957

PROPERTY, PLANT AND
  EQUIPMENT, at cost                        290         71,832          7,219         -              79,341
Less--Accumulated
  depreciation                              208         30,666          2,762         -              33,636
                                             82         41,166          4,457         -              45,705
INTERCOMPANY LOANS                        1,098            957          1,534         (3,589)        -
INVESTMENT IN SUBSIDIARIES              163,819         -              -            (163,819)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                      13,304         -              -              -              13,304
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                      13,734         -              -              -              13,734
OTHER ASSETS                                303         12,331            587         -              13,221
                                 $      192,453 $      185,592 $       18,950 $     (173,074)$      223,921





                                                       February 27, 1994 (000's)
LIABILITIES AND STOCKHOLDERS'      Parent         Domestic       Foreign
  EQUITY                           Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CURRENT LIABILITIES:
  Notes payable                  $        1,980 $       (1,980)$       -      $       -      $       -
  Current portion of long-
    term debt                            -               1,480         -              -               1,480
  Accounts payable                          205         14,702          1,155         (3,334)        12,728
  Accrued expenses                        4,725         14,377            854         -              19,956
  Accrued and currently
    deferred income taxes                   324            275            264             11            874

        Total current liabilities         7,234         28,854          2,273         (3,323)        35,038

LONG-TERM DEBT, less
  current portion                        91,265          6,205         -              (5,643)        91,827
LONG-TERM DEFERRED
  INCOME TAXES AND
  OTHER LIABILITIES                      -               2,093              1         -               2,094
MINORITY INTEREST                        -              -              -               3,843          3,843
EXCHANGEABLE PREFERRED
  STOCK                                  35,785         -              -              -              35,785
STOCKHOLDERS' EQUITY:
  Common stock                              234         37,175          2,109        (39,284)           234
  Additional paid-in capital             69,909        200,599          8,515       (209,114)        69,909
  Retained earnings (deficit)           (11,974)       (89,334)         6,052         80,447        (14,809)


        Total stockholders' equity       58,169        148,440         16,676       (167,951)        55,334

                                 $      192,453 $      185,592 $       18,950 $     (173,074)$      223,921





                                                       February 27, 1994 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  OPERATIONS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


NET SALES                        $          200 $      258,898 $       38,406 $      (19,754)$      277,750
COST OF SALES                              (925)       170,785         30,250        (19,754)       180,356
  Gross profit                   $        1,125 $       88,113 $        8,156 $       -      $       97,394
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                   960         75,824          3,437         -              80,221
  Income from operations         $          165 $       12,289 $        4,719 $       -      $       17,173
INTEREST EXPENSE, net                    (3,589)        (9,918)           161         -             (13,346)
INCOME FROM AFFILIATES                    1,262         -              -              -               1,262
MINORITY INTEREST                        -              -              -                (941)          (941)
  Income (loss) before income
    taxes                        $       (2,162)$        2,371 $        4,880 $         (941)$        4,148
PROVISION FOR INCOME TAXES               (1,218)         1,946            282         -               1,010
  Net income (loss)              $         (944)$          425 $        4,598 $         (941)$        3,138
ACCRETION OF DISCOUNT ON
  EXCHANGEABLE PREFERRED                  1,454         -              -              -               1,454
  STOCK
  Income (loss) attributable
    to common stockholders       $       (2,398)$          425 $        4,598 $         (941)$        1,684






                                                      February 27, 1994 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  CASH FLOWS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net income (loss)                $         (944)$          425 $        4,598 $         (941)$        3,138
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization          (613)         5,646            595         -               5,628
    Loss (gain) on disposal of
      fixed assets                       -                  25           (138)        -                (113)
    Ordinary dividends received
      from affiliate                      3,274         -              -              (1,228)         2,046
    Interest paid by debt issuance        3,496         -              -              -               3,496
    Undistributed earnings of
      affiliates net of minority
      interest                           (1,169)        -              -                 941           (228)
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                           (1,380)        (3,766)           887            255         (4,004)
  (Increase) decrease in
    inventories                            (925)        (3,137)         2,467         -              (1,595)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                  225          1,446            (86)           883          2,468
  (Increase) decrease in other
    assets                                  (79)         3,557            244         -               3,722
  Increase (decrease) in accounts
    payable                              (1,471)         4,402           (772)          (255)         1,904
  Increase (decrease) in accrued
    expenses                              6,375         (3,557)          (628)        -               2,190
  Increase (decrease) in accrued
    and deferred taxes                     (776)         1,947            201           (883)           489
  Increase (decrease) in other
    liabilities                          -              (1,086)           (77)        -              (1,163)

        Net cash provided by
          (used in) operating
          activities             $        6,013 $        5,902 $        7,291 $       (1,228)$       17,978







CONSOLIDATING STATEMENT OF                             February 27, 1994 (000's)
  CASH FLOWS (Continued)           Parent         Domestic       Foreign
                                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of fixed
    assets                       $       -      $           13 $          210 $       -      $          223
  Proceeds from sale of investments       3,486         -              -              -               3,486
  Capital expenditures                     (207)        (1,721)        (2,129)        -              (4,057)
        Net cash provided by
          (used in) investing
          activities             $        3,279 $       (1,708)$       (1,919)$       -      $         (348)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on revolving credit
    facility                     $     (204,889)$       (1,980)$       -      $       -      $     (206,869)
  Proceeds from borrowings under
    revolving credit facility           206,869         -              -              -             206,869
  (Increase) decrease in restricted
    cash                                    (38)        -              -              -                 (38)
  Payments to retire credit facility    (37,250)        -              -              -             (37,250)
  Proceeds from senior secured notes     30,000         -              -              -              30,000
  Change in intercompany notes
    payable                                (701)         4,686         (1,931)        (2,054)        -
  Payments for recapitalization
    expenses                             (8,255)        -              -              -              (8,255)
  Payments on debt                      (10,020)        (3,646)        -              -             (13,666)
  Payment of dividends                    6,800         -              (8,563)         1,228           (535)
  Proceeds from the issuance of
    common stock                             35         -              -              -                  35
        Net cash used in
          financing activities   $      (17,449)$         (940)$      (10,494)$         (826)$      (29,709)

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS      $       (8,157)$        3,254 $       (5,122)$       (2,054)$      (12,079)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                       8,302         (3,196)        10,247         -              15,353
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $          145 $           58 $        5,125 $       (2,054)$        3,274








                                                       February 28, 1993 (000's)
ASSETS                                Parent        Domestic        Foreign
                                      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated

CURRENT ASSETS:
  Cash and cash equivalents      $        8,302 $       (3,196)$       10,247 $       -      $       15,353
  Accounts receivable, net                  216         51,254          3,411         (3,262)        51,619
  Inventories                            (2,825)        70,833          6,681           (359)        74,330
  Prepaid expenses and other
    current assets                          458          5,739            263         -               6,460

        Total current assets              6,151        124,630         20,602         (3,621)       147,762


PROPERTY, PLANT AND
  EQUIPMENT, at cost                      1,181         70,391          5,398         -              76,970
Less--Accumulated
  depreciation                              347         27,563          2,452         -              30,362
                                            834         42,828          2,946         -              46,608
INTERCOMPANY LOANS                          397         -              -                (397)        -
INVESTMENT IN SUBSIDIARIES              166,825         -              -            (166,825)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                      12,198         -              -              -              12,198
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                      19,202         -              -              -              19,202
OTHER ASSETS                              3,801         16,405            882         -              21,088
                                 $      209,408 $      183,863 $       24,430 $     (170,843)$      246,858







                                                       February 28, 1993 (000's)
LIABILITIES AND STOCKHOLDERS'      Parent         Domestic       Foreign
  EQUITY                           Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CURRENT LIABILITIES:
  Notes payable                  $        7,250 $       -      $       -      $       -      $        7,250
  Current portion of long-
    term debt                            -               3,668         -              -               3,668
  Accounts payable                        1,675         10,643          1,767         (3,262)        10,823
  Accrued expenses                       21,573         17,932          1,484         -              40,989
  Accrued and currently
    deferred income taxes                   817           (307)           (54)           (70)           386

        Total current liabilities        31,315         31,936          3,197         (3,332)        63,116

LONG-TERM DEBT, less
  current portion                       151,173          1,133            397           (397)       152,306
LONG-TERM DEFERRED
  INCOME TAXES AND
  OTHER LIABILITIES                         283          2,778            195         -               3,256
MINORITY INTEREST                        -              -              -               3,436          3,436
STOCKHOLDERS' EQUITY:
  Common stock                              127         33,284          2,109        (35,393)           127
  Additional paid-in capital             41,111        199,495          8,515       (208,010)        41,111
  Retained earnings (deficit)           (14,601)       (84,763)        10,017         72,853        (16,494)


        Total stockholders' equity       26,637        148,016         20,641       (170,550)        24,744

                                 $      209,408 $      183,863 $       24,430 $     (170,843)$      246,858






                                                       February 28, 1993 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  OPERATIONS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


NET SALES                        $       -      $      255,243 $       38,149 $      (23,028)$      270,364
COST OF SALES                            -             173,275         29,587        (23,028)       179,834
  Gross profit                   $       -      $       81,968 $        8,562 $       -      $       90,530
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES &
  RESTRUCTURING CHARGE                    4,396         81,181          4,673         -              90,250
  Income (loss) from operations  $       (4,396)$          787 $        3,889 $       -      $          280
INTEREST EXPENSE, net                     5,818        (26,185)           955         -             (19,412)
NET LOSS ON NONRECURRING
  ITEMS                                  -             (14,500)        -              -             (14,500)
RECAPITALIZATION EXPENSES               (14,440)        -              -              -             (14,440)
INCOME FROM AFFILIATES                    2,722         -              -              -               2,722
MINORITY INTEREST                        -              -              -                (989)          (989)
  Income (loss) before income
    taxes                        $      (10,296)$      (39,898)$        4,844 $         (989)$      (46,339)
PROVISION FOR INCOME TAXES                  317            558             81         -                 956
  Net income (loss)              $      (10,613)$      (40,456)$        4,763 $         (989)$      (47,295)







                                                       February 28, 1993 (000's)
CONSOLIDATING STATEMENT            Parent         Domestic       Foreign
  OF  CASH FLOWS                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated


CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                $      (10,613)$      (40,456)$        4,763 $         (989)$      (47,295)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization         1,527          6,468            673         -               8,668
    Loss (gain) on disposal of
      fixed assets                          (28)             3         (2,559)        -              (2,584)
    Restructuring provision              -               5,000         -              -               5,000
    Loss on assets held for sale or
      disposal                           -              14,500         -              -              14,500
    Bank fees paid by issuance of
      common stock                        1,274         -              -              -               1,274
    Undistributed earnings of
      affiliates net of minority
      interest                           (2,443)        -              -                 989         (1,454)
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                               91        (10,568)         1,292             19         (9,166)
  (Increase) decrease in
    inventories                           2,824         (8,621)         4,174         -              (1,623)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                  (26)         2,065            618         -               2,657
  (Increase) decrease in other
    assets                               -               2,632            532         -               3,164
  Increase (decrease) in accounts
    payable                              (2,970)         3,308            632            (19)           951
  Increase (decrease) in accrued
    expenses                              5,921          4,738            383         -              11,042
  Increase (decrease) in accrued
    and deferred taxes                      428         (1,400)           (51)        -              (1,023)
  Increase (decrease) in other
    liabilities                          -                (301)            (6)        -                (307)
        Net cash provided by
          (used in) operating
          activities             $       (4,015)$      (22,632)$       10,451 $       -      $      (16,196)






CONSOLIDATING STATEMENT OF                             February 28, 1993 (000's)
  CASH FLOWS (Continued)           Parent         Domestic       Foreign
                                   Company        Subsidiaries   Subsidiaries   Eliminations   Consolidated

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of fixed
    assets                       $           61 $          (80)$        3,908 $       -      $        3,889
  Capital expenditures                     (690)        (1,794)        (1,035)        -              (3,519)
        Net cash provided by
          (used in) investing
          activities             $         (629)$       (1,874)$        2,873 $       -      $          370

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from issuance of debt $       31,000 $       -      $       -      $       -      $       31,000
  Change in intercompany notes
    payable                             (16,392)        21,727         (5,335)        -              -
  Payments on debt                      (10,750)          (736)        -              -             (11,486)
  Payment of dividends                    3,275         -              (4,694)        -              (1,419)
  Proceeds from the issuance of
    common stock                            136         -                 (80)        -                  56
        Net cash provided by
          (used in) financing
          activities             $        7,269 $       20,991 $      (10,109)$       -      $       18,151

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS      $        2,625 $       (3,515)$        3,215 $       -      $        2,325
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                       5,677            319          7,032         -              13,028
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $        8,302 $       (3,196)$       10,247 $       -      $       15,353



Report of Independent Public Accountants
On Schedules


To Town & Country Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Town & Country Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14 (a) (2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                             Arthur Andersen LLP
Boston, Massachusetts
April 27, 1995

                                                                     SCHEDULE II


                                            Valuation Accounts



                               Balance                       Write-offs,       Balance
                              Beginning                         Net of          End of
    Description                of year        Provision       Recoveries         Year

Allowance for Doubtful
  Accounts:

For the Year Ended:

February 26, 1995         $     5,510,000 $     5,473,000 $    (3,203,000)$     7,780,000
February 27, 1994               4,910,000       2,550,000      (1,950,000)      5,510,000
February 28, 1993               6,392,000       1,746,000      (3,228,000)      4,910,000



                                                                        EXHIBITS


TOWN & COUNTRY CORPORATION AND SUBSIDIARIES









Exhibits, other than Exhibits 11, 22, 24.1, and 27, have been omitted.




The Company will supply, upon written request, copies of any exhibit from the Document list.