Form 10-Q
period 1995-05-28
TOWN & COUNTRY CORP
filed 1995-06-28
CIK 768608

10Q-95-05--06-- As Filed with the S.E.C.

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  x   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 28, 1995
                                   ------------

                                       OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                   -----------         ------------

                        Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


Massachusetts                                        04-2384321
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or                               Identification
 organization)                                     Number)

                 25 Union Street, Chelsea, Massachusetts 02150
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (617) 884-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X          No
                                      ---           ---

On June 26, 1995, the Registrant had outstanding 21,094,561 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value. The Registrant also had 2,229,917 shares of Convertible Preferred Stock, $1 par value, outstanding on June 26, 1995. These shares are immediately convertible into 4,459,834 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 2
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS


                                                       May 28,             February 26,
                                                        1995                  1995
ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                      $     5,292,555       $     3,336,921
  Restricted cash                                        245,569                 1,889
  Accounts receivable--
    Less allowances for doubtful
      accounts of $2,930,000 at
      5/28/95 and $7,780,000 at
      2/26/95                                         63,872,065            57,472,122
  Inventories (Note 3)                                79,635,526            80,349,412
  Prepaid expenses and other
    current assets                                       921,130               573,611

        Total current assets                     $   149,966,845       $   141,733,955

PROPERTY, PLANT & EQUIPMENT, at cost             $    82,748,196       $    82,254,863
  Less - Accumulated depreciation                     40,458,323            39,018,645

                                                 $    42,289,873       $    43,236,218

INVESTMENT IN AFFILIATES                         $    15,385,482       $    15,385,482

OTHER ASSETS                                     $     6,191,263       $     6,267,801

                                                 $   213,833,463       $   206,623,456






















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 3


                    CONSOLIDATED BALANCE SHEETS (Continued)

                                                     May 28,               February 26,
                                                      1995                    1995
LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)

CURRENT LIABILITIES:
  Notes payable to banks (Note 2)                $    19,750,464       $    11,117,827
  Current portion of long-term debt                    1,045,552             1,235,477
  Accounts payable                                    14,403,644            17,809,025
  Accrued expenses                                    14,128,544            15,458,912
  Accrued taxes                                        1,436,542             1,352,523

        Total current liabilities                $    50,764,746       $    46,973,764

LONG-TERM DEBT, less current portion
  (Note 2)                                       $    95,224,861       $    91,437,975

OTHER LONG-TERM LIABILITIES                      $     1,518,788       $     1,494,524

        Total liabilities                        $   147,508,395       $   139,906,263

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                $     4,739,317       $     4,617,018

EXCHANGEABLE PREFERRED STOCK, $1.00
  par value--$14.59 preference value-
    Authorized--200,000 shares
    Issued and outstanding--152,217 shares
      (Note 5)                                   $     2,295,099       $     2,265,522
STOCKHOLDERS' EQUITY (Note 5):
Preferred stock, $1.00 par value-
  Authorized and unissued--800,000 and
    2,266,745 shares, respectively               $   -                 $   -
Convertible preferred stock, $1.00 par
  value, $6.50 preference value
  Authorized--4,000,000 and
    2,533,255, shares respectively
  Issued and outstanding--2,229,917 and
    2,381,038 shares, respectively                     2,229,917             2,381,038
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--21,094,561
    and 20,784,768 shares, respectively                  210,946               207,848
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,941 shares                26,649                26,649
Additional paid-in capital                            73,507,467            73,145,286
Retained deficit                                     (16,684,327)          (15,926,168)
        Total stockholders' equity               $    59,290,652       $    59,834,653
                                                 $   213,833,463       $   206,623,456



The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 4


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the Three Months Ended
                                                           May 28,            May 29,
                                                            1995               1994


NET SALES                                                $    68,970,983 $    70,568,460

COST OF SALES                                                 47,074,559      45,949,170

  Gross profit                                           $    21,896,424 $    24,619,290

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES                                                    19,100,906      24,348,251


  Income from
    operations                                           $     2,795,518 $       271,039

INTEREST EXPENSE,                                             (2,971,881)     (2,560,087)
  net

INCOME FROM
  AFFILIATES                                                     --              353,000

MINORITY INTEREST                                               (122,299)       (123,380)

























The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 5


               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                  (Unaudited)

                                                           For the Three Months Ended
                                                           May 28,         May 29,
                                                            1995            1994


LOSS BEFORE
  INCOME TAXES                                           $      (298,662)$    (2,059,428)


PROVISION FOR
  INCOME TAXES                                                   215,762         418,535

NET LOSS                                                 $      (514,424)$    (2,477,963)

ACCRETION OF DISCOUNT
  AND DIVIDENDS ON
  PREFERRED STOCKS                                               243,735         467,196

LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS                                           $      (758,159)$    (2,945,159)

LOSS PER COMMON
  SHARE (Note 4):                                        $         (0.03)$         (0.13)

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 4):                                                   23,575,577      23,426,594






















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 6


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                   May 28,             May 29,
                                                    1995                1994



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $      (514,424)    $    (2,477,963)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization                        1,204,708           1,203,628
  Loss (gain) on disposal of certain
    assets                                               --                    4,239
  Undistributed earnings of affiliates,
    net of minority interest                             122,299            (229,620)
  Interest paid with issuance of debt                  4,200,569           3,703,470
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                      (6,399,943)         (9,686,021)
    Decrease (increase) in inventory                     713,886             (57,106)
    Decrease (increase) in prepaid
      expenses and other current assets                 (347,519)          2,535,455
    Decrease (increase) in other assets                  (14,176)          3,535,948
    Increase (decrease) in accounts
      payable                                         (3,405,381)          3,527,376
    Increase (decrease) in accrued
      expenses                                        (1,330,368)         (6,705,517)
    Increase (decrease) in accrued taxes                  84,019              56,584
    Increase (decrease) in other
      liabilities                                         24,264            (132,582)

        Net cash used in operating
          activities                                  (5,662,066)         (4,722,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (536,106)           (673,306)
Proceeds from sale of certain assets                      11,376             --

        Net cash used in investing
          activities                                    (524,730)           (673,306)











The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 7


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                               For the Three Months Ended
                                              May 28,             May 29,
                                               1995                1994
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities     $   (58,650,746)    $   (57,645,898)
Proceeds from borrowings under
  revolving credit facilities                    67,283,383          65,924,401
Payments on long-term debt                         (246,527)         (3,754,938)
Decrease (increase) in restricted cash             (243,680)            (73,046)

        Net cash provided by
          financing activities              $     8,142,430     $     4,450,519

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      $     1,955,634     $      (944,896)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,336,921           3,273,876

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $     5,292,555     $     2,328,980

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                  $     1,016,172     $       730,348
  Income taxes                                      134,685             355,491



Supplemental Disclosure of Noncash Investing and Financing Activities (Note 6)





















The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 28, 1995


     (1)  Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 26, 1995, the Company's financial position as of May 28, 1995, and the results of its operations and cash flows for the quarters ended May 28, 1995 and May 29, 1994.

The significant accounting policies followed by the Company are set forth in Note (1) of the Company's consolidated financial statements for the year ended February 26, 1995, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 26, 1995. The Company has made no change in these policies during the quarter ended May 28, 1995.

The consolidated financial statements include the accounts of subsidiary companies more than fifty percent owned.

The results of operations for the quarter ended May 28, 1995, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

     (2)  Loan Arrangements

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 13, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 13, 1995, in cash.

As of May 28,  1995,  approximately  $19.8  million  was  outstanding  under the
Company's   revolving  credit   agreement  with  Foothill  Capital   Corporation
("Foothill").

As of May 28, 1995, approximately 63,000 ounces of gold valued at approximately $24.4 million were on consignment under the Company's domestic gold consignment facilities. As a result of ongoing discussion with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces, from 73,000 troy ounces to 67,000 troy ounces. It is currently anticipated that these reductions will be made in several steps throughout fiscal 1996 and will be primarily as a result of reduced operational requirements. In connection with these anticipated reductions, the Company also expects some modifications to be made to the financial covenants in the gold consignment agreements with its gold suppliers.

A subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 11,000 troy ounces. There were approximately 4,200 ounces on consignment at May 28, 1995 valued at approximately $1.6 million.

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

     (3)  Inventories

Inventories consisted of the following at May 28, 1995, and February 26, 1995:


                                        May 28,               February 26,
                                         1995                    1995

Raw Materials                      $    17,831,935          $    16,932,724
Work-in-Process                          6,949,265                8,266,255
Finished Goods                          54,854,326               55,150,433
                                   $    79,635,526          $    80,349,412



     (4)  Loss Per Common Share

Loss per common share is computed by adjusting the Company's net loss for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common shares outstanding during each period.

     (5)  Convertible Preferred Stock

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock held by the Company on a share-for-share basis. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock.

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. During the quarter ended May 28, 1995, 151,121 shares of Convertible Preferred Stock were converted. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. At May 28, 1995, cumulative unpaid dividends amounted to approximately $420,000.

     (6)  Supplemental Disclosure of Noncash Investing and Financing Activity

On May 15, 1995 and 1994, the Company issued approximately $4.2 million and $3.7 million, respectively, in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installments. Approximately $2.5 million and $2.2 million of this amount was classified as accrued expenses in the February 26, 1995, and February 27, 1994, Consolidated Balance Sheets, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended May 28, 1995, Compared to the Quarter Ended May 29, 1994


Net sales for the fiscal quarter ended May 28, 1995, decreased approximately $1.6 million or 2.3% from approximately $70.6 million in fiscal 1995 to approximately $69.0 million in fiscal 1996. The Company has continued to refocus its activities in direct response consumer products, including licensed professional sports products and sales in this area declined from $4.2 million in the first quarter of fiscal 1995 to $0.9 million in fiscal 1996. Sales of scholastic products increased approximately $2.9 million from $21.8 million in fiscal 1995 to $24.7 million in fiscal 1996.

Gross profit for the fiscal quarter ended May 28, 1995, was $21.9 million compared with $24.6 million for the first quarter of fiscal 1995. Gross profit margin decreased from 34.9% for the quarter ended May 29, 1994, to 31.7% for the quarter ended May 28, 1995. Gross profit and margin were primarily affected by the decrease in sales of high margin licensed sports products.

Selling, general and administrative expenses for the fiscal quarter ended May 28, 1995, decreased approximately $5.2 million or 21.6% from $24.3 million in fiscal 1995 to $19.1 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 34.4% in fiscal 1995 to 27.7% in fiscal 1996. Decreases primarily relate to lower costs associated with the Company's consumer products business of licensed sports and other specialty products. Management has focused the Company's distribution into this market segment by selling to organizations which are in the business of marketing such products rather than by selling directly to consumers.

Net interest expense for the fiscal quarter ended May 28, 1995, increased approximately $0.4 million relative to the corresponding quarter of fiscal 1995. The Company's average borrowings for the fiscal quarter ended May 28, 1995, increased approximately $14 million from approximately $97 million in fiscal 1995 to approximately $111 million in fiscal 1996. The weighted average interest rate was approximately 10.9% for the first quarter of fiscal 1995 and approximately 11.4% for the first quarter of fiscal 1996.

Although the Company had a taxable loss for the fiscal quarter ended May 28, 1995, the Company recorded a tax provision of approximately $216,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities during the quarter ended May 28, 1995, was approximately $5.7 million compared with $8.1 million for the same quarter of fiscal 1995 after an adjustment of approximately $3.4 million related to proceeds with respect to the Zale bankruptcy claim, which, while included as an operating cash source, is not a recurring business event. The difference in cash used in operations from fiscal 1995 to fiscal 1996 is principally due to improvements in operating performance. Working capital has decreased from approximately $104 million at May 29, 1994, to approximately $99 million at May 28, 1995.

Cash used in investing activities for the quarter ended May 28, 1995, was $0.5 million compared to $0.7 million in fiscal 1995. The decrease is due to lower capital expenditures in the current period.

Cash provided by financing activities was approximately $8.1 million for May 28, 1995, compared with cash provided by financing activities of $4.5 million for May 29, 1994. The change in cash provided by financing activities is the direct result of the redemption of Senior Secured Notes. The Company is required to escrow, for the benefit of the holders of the Senior Secured Notes, cash payments resulting from share redemptions and dividends, related to its investment in Solomon Brothers, Limited and net proceeds with respect to the Zale bankruptcy claim. During the quarter ended May 29, 1994, approximately $3.4 million of Senior Secured Notes were redeemed with proceeds from the Zale bankruptcy claim.

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 13, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 13, 1995, in cash.

The Company's net cash position increased from approximately $3.3 million at February 26, 1995, to approximately $5.3 million at May 28, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11        Earnings Per Share Computations
     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no Form 8-K filings during the first quarter ended May 28, 1995.

                                   SIGNATURES
                               -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOWN & COUNTRY CORPORATION
                                     (Registrant)


Date:  June 28, 1995             /s/ Francis X. Correra
                              ---------------------------------
                              Francis X. Correra
                              Senior Vice President and
                              Chief Financial Officer