Form 10-Q
period 1995-08-27
TOWN & COUNTRY CORP
filed 1995-09-22
CIK 768608

10Q-95-08--5-- AS FILED WITH THE SEC

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  x   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     August 27, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On September 19, 1995, the Registrant had outstanding 21,118,707 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value. The Registrant also had 2,266,349 shares of Convertible Preferred Stock, $1 par value, outstanding on September 19, 1995. These shares are immediately convertible into 4,532,698 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 2
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


CONSOLIDATED BALANCE SHEETS

                                                     August 27,           February 26,
                                                        1995                  1995
ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                      $     4,402,301       $     3,336,921
  Restricted cash                                            545                 1,889
  Accounts receivable--
    Less allowances for doubtful
      accounts of $3,772,000 at
      8/27/95 and $7,780,000 at
      2/26/95                                         52,090,036            57,472,122
  Inventories (Note 3)                                84,688,452            80,349,412
  Prepaid expenses and other
    current assets                                     1,176,386               573,611

        Total current assets                     $   142,357,720       $   141,733,955

PROPERTY, PLANT & EQUIPMENT, at cost             $    83,402,430       $    82,254,863
  Less - Accumulated depreciation                     41,921,276            39,018,645

                                                 $    41,481,154       $    43,236,218

INVESTMENT IN AFFILIATES                         $    15,385,482       $    15,385,482

OTHER ASSETS                                     $     6,447,478       $     6,267,801

                                                 $   205,671,834       $   206,623,456






















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 3



CONSOLIDATED BALANCE SHEETS (Continued)

                                                   August 27,            February 26,
                                                     1995                  1995
LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)

CURRENT LIABILITIES:
  Notes payable to banks (Note 2)                $    17,057,094       $    11,117,827
  Current portion of long-term debt                      583,507             1,235,477
  Accounts payable                                    16,826,766            17,809,025
  Accrued expenses                                    12,466,523            15,458,912
  Accrued taxes                                          990,055             1,352,523

        Total current liabilities                $    47,923,945       $    46,973,764

LONG-TERM DEBT, less current portion
  (Note 2)                                       $    94,083,126       $    91,437,975

OTHER LONG-TERM LIABILITIES                      $     1,358,016       $     1,494,524

        Total liabilities                        $   143,365,087       $   139,906,263

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                $     4,889,935       $     4,617,018

EXCHANGEABLE PREFERRED STOCK, $1.00
  par value--$14.59 preference value-
    Authorized--200,000 shares
    Issued and outstanding--152,217 shares
      (Note 5)                                   $     2,325,433       $     2,265,522
STOCKHOLDERS' EQUITY (Note 5):
Preferred stock, $1.00 par value-
  Authorized and unissued--800,000 and
    2,266,745 shares, respectively               $       --            $       --
Convertible Preferred Stock, $1.00 par
  value, $6.50 preference value
  Authorized--4,000,000 and
    2,533,255, shares respectively
  Issued and outstanding--2,266,349 and
    2,381,038 shares, respectively                     2,266,349             2,381,038
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--21,118,707
    and 20,784,768 shares, respectively                  211,187               207,848
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,941 shares                26,649                26,649
Additional paid-in capital                            73,739,837            73,145,286
Retained deficit                                     (21,152,643)          (15,926,168)
        Total stockholders' equity               $    55,091,379       $    59,834,653
                                                 $   205,671,834       $   206,623,456



The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 4


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                          For the Three Months Ended        For the Six Months Ended
                         August 27,        August 28,      August 27,        August 28,
                           1995               1994           1995               1994


NET SALES              $    48,194,042 $    54,799,928   $   117,165,025 $   125,368,388

COST OF SALES               33,549,046      40,063,415        80,623,605      86,012,585

  Gross profit         $    14,644,996 $    14,736,513   $    36,541,420 $    39,355,803

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES                  15,448,826      18,527,260        34,549,732      42,875,511


  Income (loss) from
    operations         $      (803,830)$    (3,790,747)  $     1,991,688 $    (3,519,708)

INTEREST EXPENSE,           (3,077,090)     (2,782,404)       (6,048,971)     (5,342,491)
  net

INCOME FROM
  AFFILIATES                   --               30,000           --              383,000

MINORITY INTEREST             (212,352)       (200,634)         (334,651)       (324,014)

























The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 5


CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

                         For the Three Months Ended         For the Six Months Ended
                         August 27,       August 28,        August 27,        August 28,
                           1995             1994              1995              1994



LOSS BEFORE
  INCOME TAXES         $    (4,093,272)  $    (6,743,785)  $    (4,391,934)  $    (8,803,213)


PROVISION FOR
  INCOME TAXES                  87,740           425,642           303,502           844,177

NET LOSS               $    (4,181,012)  $    (7,169,427)  $    (4,695,436)  $    (9,647,390)

ACCRETION OF DISCOUNT
  AND DIVIDENDS ON
  PREFERRED STOCKS             287,304           479,552           531,039           946,748

LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS         $    (4,468,316)  $    (7,648,979)  $    (5,226,475)  $   (10,594,138)

LOSS PER COMMON
  SHARE (Note 4):      $         (0.19)  $         (0.33)  $         (0.22)  $         (0.45)

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 4):                 23,774,892        23,430,390        23,675,234        23,428,492






















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 6


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     For the Six Months Ended
                                                   August 27,          August 28,
                                                      1995                1994



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $    (4,695,436)    $    (9,647,390)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization                        2,355,676           2,378,893
  Loss (gain) on disposal of certain
    assets                                                 1,138               3,815
  Undistributed earnings of affiliates,
    net of minority interest                             334,652             (58,986)
  Interest paid with issuance of debt                  4,200,569           3,703,470
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                       5,382,086          (3,111,791)
    Decrease (increase) in inventory                  (4,339,040)         (8,474,912)
    Decrease (increase) in prepaid
      expenses and other current assets                 (602,775)           (518,199)
    Decrease (increase) in other assets                 (346,102)          4,494,814
    Increase (decrease) in accounts
      payable                                           (982,259)          8,549,223
    Increase (decrease) in accrued
      expenses                                        (2,992,385)         (7,915,846)
    Increase (decrease) in accrued taxes                (362,468)            201,243
    Increase (decrease) in other
      liabilities                                       (136,508)           (220,925)

        Net cash used in operating
          activities                                  (2,182,852)        (10,616,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (1,191,035)         (1,921,818)
Proceeds from sale of certain assets                      10,370               1,473

        Net cash used in investing
          activities                                  (1,180,665)         (1,920,345)











The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 7


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                 For the Six Months Ended
                                              August 27,          August 28,
                                                 1995                1994

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities     $  (117,253,432)    $  (116,477,032)
Proceeds from borrowings under
  revolving credit facilities                   123,192,699         131,902,849
Payments on long-term debt                       (1,462,053)         (4,133,177)
Proceeds from the issuance of common stock           12,073              14,637
Decrease (increase) in restricted cash                1,344            (198,375)
Payment of dividend by Essex                        (61,734)            -

        Net cash provided by
          financing activities              $     4,428,897     $    11,108,902

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      $     1,065,380     $    (1,428,034)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             3,336,921           3,273,876

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $     4,402,301     $     1,845,842

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                  $     2,448,318     $     1,957,961
  Income taxes                                      696,146             603,739


Supplemental Disclosure of Noncash Investing and Financing Activities (Note 6)




















The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 27, 1995


     (1)  Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 26, 1995, the Company's financial position as of August 27, 1995, and the results of its operations for the three- and six-month periods ended August 27, 1995, and August 28, 1994, and cash flows for the six-month periods ended August 27, 1995 and August 28, 1994.

The significant accounting policies followed by the Company are set forth in Note (1) of the Company's consolidated financial statements for the year ended February 26, 1995, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 26, 1995. The Company has made no change in these policies during the six months ended August 27, 1995.

The consolidated financial statements include the accounts of subsidiary companies more than fifty percent owned.

The results of operations for the six months ended August 27, 1995, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

     (2)  Loan Arrangements

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 15, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 15, 1995, in cash.

As of August 27, 1995, approximately $17.1 million was outstanding under the Company's revolving credit agreement with Foothill Capital Corporation ("Foothill").

As of August 27, 1995, approximately 70,000 ounces of gold valued at approximately $26.9 million were on consignment under the Company's domestic gold consignment facilities. As a result of ongoing discussion with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces from 73,000 troy ounces to 67,000 troy ounces. It is currently anticipated that these reductions will be made in several steps throughout fiscal 1996 and will be primarily as a result of reduced operational requirements. In connection with these anticipated reductions, the Company also expects some modifications to be made to the financial covenants in the gold consignment agreements with its gold suppliers.

A foreign subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 11,000 troy ounces. There were approximately 5,000 ounces on consignment at August 27, 1995, valued at approximately $1.9 million.

On April 3, 1995, the Company repaid approximately $181,000 of its obligation under the New York City Industrial Revenue Development Agency Industrial Revenue Bonds ("IRB"). On April 3, 1995, the remaining obligation, approximately $367,000, was purchased by Foothill. As a result of this transaction, the Company is required to make quarterly payments on the IRB to Foothill over the next five years in accordance with the repayment schedule that was in effect prior to the recapitalization on May 14, 1993. Additionally, the interest rate for the outstanding bonds has been modified to be the same as that on the Company's revolving line of credit. The debt is secured by the Company's New York real estate and fixtures attached thereto. At August 27, 1995, the Company's obligation on these notes was approximately $350,000.

     (3)  Inventories

Inventories consisted of the following at August 27, 1995, and February 26, 1995:


                                  August 27,           February 26,
                                     1995                  1995

Raw Materials                  $    17,621,794       $   16,932,724
Work-in-Process                      8,801,116            8,266,255
Finished Goods                      58,265,542           55,150,433
                               $    84,688,452       $   80,349,412



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

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. During fiscal 1996, 151,121 shares of Convertible Preferred Stock have been converted. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. During the quarter ended August 27, 1995, dividends of approximately $237,000 were paid with the issuance of 36,432 new shares of Convertible Preferred Stock. At August 27, 1995, cumulative unpaid dividends amounted to approximately $442,000.

     (6)  Supplemental Disclosure of Noncash Investing and Financing Activity

On May 15, 1995 and 1994, the Company issued approximately $4.2 million and $3.7 million, respectively, in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installments. Approximately $2.5 million and $2.2 million of these amounts were classified as accrued expenses in the February 26, 1995, and February 27, 1994, Consolidated Balance Sheets, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended August 27, 1995 Compared to the Six Months Ended August 28, 1994

Net sales for the six months ended August 27, 1995, decreased $8.2 million or 6.5% from $125.4 million in fiscal 1995 to $117.2 million in fiscal 1996. Current year sales of fine jewelry have decreased approximately $7.7 million or 9.3% over the corresponding period in fiscal 1995. The majority of the decrease in fine jewelry sales year-to-year occurred in the second quarter. While sales decreased, open orders at the end of the period were significantly ahead of last year, indicating that customers delayed the timing of placing their seasonal orders. Also contributing to the decrease in fine jewelry sales has been the continuing efforts of management to eliminate low margin contributors from the sales mix.

Gross profit for the six months ended August 27, 1995, decreased approximately $2.9 million from $39.4 million in fiscal 1995 to $36.5 million in fiscal 1996. Gross profit margin decreased 0.2% from 31.4% in fiscal 1995 to 31.2% in fiscal 1996. Decreases in gross profit and margin resulting from decreases in sales of high margin licensed sports products have been substantially offset by improvements in gross profit and margin on sales of fine jewelry.

Selling, general, and administrative expenses for the current period decreased approximately $8.3 million or 19.4% from $42.9 million in fiscal 1995 to $34.6 in fiscal 1996. As a percentage of net sales, selling, general, and administrative expenses were approximately 4.7% less in the current year than for the six months ended August 28, 1994. Decreases primarily relate to lower costs associated with the Company's consumer products business of licensed sports and other specialty products. Management has refocused the Company's distribution into this market segment by selling to organizations which are in the business of marketing such products rather than by selling directly to the retail consumer.

Net interest expense for the six months ended August 27, 1995, increased approximately $700,000 relative to the corresponding period in fiscal 1995. This increase is the result of an increase in average borrowings from $100.0 million in fiscal 1995 to $112.8 million in fiscal 1996. The weighted average interest rate was approximately 11.27% for the six months ended August 27, 1995 versus 10.95% for the corresponding period in fiscal 1995.

Although the Company had a taxable loss for the six months ended August 27, 1995, a tax provision of approximately $304,000 was recorded. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions, as well as state and foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities for the six months ended August 27, 1995, was approximately $2.2 million, compared with a use of $10.6 million for the corresponding period of fiscal 1995. Included in fiscal 1995 operating cash activity were approximately $4.7 million related to proceeds with respect to the Zale bankruptcy claim. In addition to the $4.9 million decrease in the use of operating cash that resulted from improvements in operating performance, the Company's fiscal 1996 operating cash flow has benefited from a decrease in accounts receivable and a reduction in the buildup of inventory.

Cash used in investing activities for the six months ended August 27, 1995, was $1.2 million versus $1.9 million for the corresponding period in fiscal 1995. The improvement is due to lower capital expenditures in the current fiscal year.

Cash provided by financing activities was approximately $4.4 million for the period ended August 27, 1995, compared with $11.1 million for the period ended August 28, 1994. Financing cash was primarily used to fund operations during both periods. Improvements in operating performance during fiscal 1996 have resulted in lower requirements than during the corresponding period in fiscal 1995.

The Company is required to escrow, for the benefit of the holders of the Senior Secured Notes, cash payments resulting from share redemptions and dividends related to its investment in Solomon Brothers, Limited and net proceeds with respect to the Zale bankruptcy claim. During the current fiscal year, the Company has redeemed approximately $700,000 of Senior Secured Notes, versus approximately $3.4 million in fiscal 1995, with proceeds from the Zale bankruptcy claim.

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 15, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company will be required to make the $4.5 million interest payment due November 15, 1995, in cash.

The Company's net cash position increased from approximately $3.3 million at February 26, 1995, to approximately $4.4 million at August 27, 1995.

As of August 27, 1995, the Company had approximately 73,000 ounces of gold available under its existing consignment agreements. As a result of ongoing discussion with its gold suppliers, the Company has agreed in principle to reduce its domestic gold facilities by 6,000 troy ounces from 73,000 troy ounces to 67,000 troy ounces. It is currently anticipated that these reductions will be made in several steps throughout fiscal 1996 and will be primarily as a result of reduced operational requirements. In connection with these anticipated reductions, the Company also expects some modifications to be made to the financial covenants in the gold consignment agreements with its gold suppliers. At August 27, 1995, the Company had approximately 70,000 ounces, valued at $26.9 million on consignment under these agreements.

Based on the accounts receivable and inventory balances at August 27, 1995, the Company had total availability of $28 million under its revolving credit facility. The outstanding loan balance on this facility at August 27, 1995, was $17 million.

The Company believes that it can meet its future working capital needs through cash flow from operations and availability from its secured borrowing facility and gold consignment facilities.

Item 4.  Submission of Matters to a Vote of Security-Holders

On July 20, 1995, the Company held its Annual Meeting of Stockholders. At this meeting, three matters were submitted for a vote of the stockholders: (a) election of three directors (b) approval of 1994 Non-Employee Directors' Non-Qualified Stock Option Plan and (c) approval of 1995 Stock Option and Incentive Plan. The following votes were cast on the foregoing matters:

                                FOR             WITHHELD        BROKER NON-VOTE
Election of C. William Carey    42,830,381      343,460         274,025
Election of Richard E. Floor    42,830,381      343,460         274,025
Election of Marcia C. Morris    16,202,461      343,460         274,025


                                   FOR             AGAINST         ABSTENTIONS     BROKER NON-VOTE

Approval of 1994 Non-Employee
 Directors' Non-Qualified Stock
 Option Plan                       34,156,894      1,515,145       112,051         7,663,776
Approval of 1995 Stock Option
 and Incentive Plan                32,547,765      2,345,554       143,886         7,663,776


Directors Charles Hill and William Schawbel continue their terms of office.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11        Earnings Per Share Computations
     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no Form 8-K filings during the quarter ended August 27, 1995.

                                   SIGNATURES
                               -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TOWN & COUNTRY CORPORATION
                                  (Registrant)


Date:  September 22, 1995      /s/ Francis X. Correra
                              ---------------------------------
                              Francis X. Correra
                              Senior Vice President and
                              Chief Financial Officer