Form 10-Q
period 1996-01-10
TOWN & COUNTRY CORP
filed 1996-01-11
CIK 768608

10Q-96-1--AS FILED ELECTRONICALLY WITH THE S.E.C. 1/11/96

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On December 31, 1995, the Registrant had outstanding 21,213,468 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value. The Registrant also had 2,288,567 shares of Convertible Preferred Stock, $1 par value, outstanding on December 31, 1995.
 These shares are immediately convertible into 4,577,134 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                          Form 10-Q
                                                                    Page 2
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

                                     November 26,    February 26,
                                        1995             1995
ASSETS                               (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents         $  2,967,707    $  3,336,921
  Restricted cash                         39,513           1,889
  Accounts receivable--
    Less allowances for doubtful
      accounts of $3,090,000 at
      11/26/95 and $7,780,000 at
      2/26/95                          87,388,411     57,472,122
  Inventories (Note 3)                 87,518,141     80,349,412
  Prepaid expenses and other
    current assets                      2,081,732        573,611

        Total current assets         $179,995,504   $141,733,955

PROPERTY, PLANT & EQUIPMENT, at cost $ 83,391,775   $ 82,254,863
  Less - Accumulated depreciation      42,768,212     39,018,645

                                     $ 40,623,563   $ 43,236,218

INVESTMENT IN AFFILIATES             $ 15,385,482   $ 15,385,482

OTHER ASSETS                         $  6,971,059   $  6,267,801

                                     $242,975,608   $206,623,456

  The accompanying notes are an integral part of these consolidated financial statements.

 TOWN & COUNTRY CORPORATION Form 10-Q Page 3

  CONSOLIDATED BALANCE SHEETS (Continued)
                                                November 26,     February 26,
                                                   1995              1995
  LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)

  CURRENT LIABILITIES:
    Notes payable to banks (Note 2)           $ 34,425,165      $ 11,117,827
    Current portion of long-term debt              572,462         1,235,477
    Accounts payable                            30,094,279        17,809,025
    Accrued expenses                            12,971,122        15,458,912
    Accrued taxes                                  717,845         1,352,523

          Total current liabilities           $ 78,780,873      $ 46,973,764

  LONG-TERM DEBT, less current portion
    (Note 2)                                  $ 93,638,339      $ 91,437,975


  OTHER LONG-TERM LIABILITIES                 $  1,373,517      $  1,494,524
          Total liabilities                   $173,792,729      $139,906,263

  COMMITMENTS AND CONTINGENCIES
  MINORITY INTEREST                           $  5,196,400      $  4,617,018

  EXCHANGEABLE PREFERRED STOCK, $1.00
    par value--$14.59 preference value-
      Authorized--200,000 shares
      Issued and outstanding--152,217 shares
        (Note 5)                              $  2,289,168      $  2,265,522
  STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $1.00 par value-
    Authorized and unissued--800,000 and
      2,266,745 shares, respectively          $    --           $    --
  Convertible Preferred Stock, $1.00 par
    value, $6.50 preference value
    Authorized--4,000,000 and
      2,533,255, shares respectively
    Issued and outstanding--2,220,562 and
      2,381,038 shares, respectively             2,220,562         2,381,038
  Class A Common Stock, $ .01 par value-
    Authorized--40,000,000 shares
    Issued and outstanding-- 21,213,468
      and 20,784,768 shares, respectively          212,135           207,848
  Class B Common Stock, $.01 par value-
    Authorized--8,000,000 shares
    Issued and outstanding--2,664,941 shares        26,649            26,649
  Additional paid-in capital                    74,009,635        73,145,286
  Retained deficit                             (14,771,670)      (15,926,168)
          Total stockholders' equity          $ 61,697,311      $ 59,834,653
                                              $242,975,608      $206,623,456


              The accompanying notes are an integral part of these
                       consolidated financial statements.

  TOWN & COUNTRY CORPORATION                                      Form 10-Q
                                                                  Page 4


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                      For the Three Months Ended    For the Nine Months End
                     November 26,    November 27,  November 26,   November 27,
                        1995            1994          1995            1994

  NET SALES            $86,395,380   $96,719,682   $203,560,405   $222,088,070

  COST OF SALES         58,990,465    67,887,824    139,614,070    153,900,409

    Gross profit       $27,404,915   $28,831,858   $ 63,946,335   $ 68,187,661

  SELLING, GENERAL &
    ADMINISTRATIVE
    EXPENSES            17,336,053    25,399,922     51,885,785     68,275,433


    Income (loss) from
      operations       $10,068,862   $ 3,431,936   $ 12,060,550   $    (87,772)

  INTEREST EXPENSE,     (3,257,106)   (3,311,455)    (9,306,077)    (8,653,946)
    net

  GAIN ON LITTLE
  SWITZERLAND, INC.
  EXCHANGE (NOTE 5)        --         17,277,988          --        17,277,988

  INCOME FROM
    AFFILIATES             --            193,049          --           576,049

  MINORITY INTEREST       (306,465)     (368,475)      (641,116)      (692,489)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

    TOWN & COUNTRY CORPORATION                                     Form 10-Q
                                                                   Page 5

    CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
    (Unaudited)

                     For the Three Months Ended      For the Nine Months Ended
                     November 26,   November 27,    November 26,   November 27,
                        1995           1994            1995           1994


INCOME  BEFORE
INCOME TAXES         $ 6,505,291    $17,223,043    $ 2,113,357   $ 8,419,830


PROVISION (BENEFIT) FOR
INCOME TAXES            (131,002)       799,000        172,500     1,643,177

NET INCOME           $ 6,636,293    $16,424,043    $ 1,940,857   $ 6,776,653

ACCRETION OF DISCOUNT

PREFERRED STOCKS         255,320        479,551        786,359     1,426,299

INCOME  ATTRIBUTABLE
TO COMMON
STOCKHOLDERS         $ 6,380,973    $15,944,492    $ 1,154,498   $ 5,350,354

INCOME  PER COMMON
SHARE (Note 4):      $         0.27 $         0.68 $         0.05$         0.23

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING
(Note 4):             23,834,596     23,432,449     23,728,355    23,429,811




              The accompanying notes are an integral part of these
                       consolidated financial statements.

    TOWN & COUNTRY CORPORATION                                      Form 10-Q
                                                                    Page 6


    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)

                                                For the Nine Months Ended
                                               November 26,    November 27,
                                                  1995             1994



    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                   $  1,940,857    $ 6,776,653
    Adjustments to reconcile net income
      to net cash used in operating activities-
      Depreciation and amortization                 3,158,261      3,672,238
      Loss (gain) on disposal of certain
        assets                                       (417,220)         4,275
      Gain on Little Switzerland, Inc. exchange         --       (17,277,988)
      Undistributed earnings of affiliates,
        net of minority interest                      641,116        116,439
      Interest paid with issuance of debt           4,200,569      7,647,666
      Change in assets and liabilities--
        Decrease (increase) in accounts
          receivable                              (29,916,289)   (33,950,574)
        Decrease (increase) in inventory           (7,168,729)    (6,189,594)
        Decrease (increase) in prepaid
          expenses and other current assets        (1,508,121)       289,853
        Decrease (increase) in other assets          (945,989)     5,064,340
        Increase (decrease) in accounts
          payable                                  12,285,254     13,993,972
        Increase (decrease) in accrued
          expenses                                 (2,487,790)    (5,854,186)
        Increase (decrease) in accrued taxes         (634,678)       597,406
        Increase (decrease) in other
          liabilities                                (121,007)      (169,858)

            Net cash used in operating
              activities                         $(20,973,766)  $(25,279,358)

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                         $ (1,964,608)  $ (2,411,243)
    Proceeds from sale of certain assets              950,772          5,318

            Net cash used in investing
              activities                         $ (1,013,836)  $ (2,405,925)





             The accompanying notes are an integral part of these
                      consolidated financial statements.

    TOWN & COUNTRY CORPORATION                                  Form 10-Q
                                                                Page 7


    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
    (Unaudited)

                                                For the Nine Months Ended
                                              November 26,     November 27,
                                                 1995              1994
    CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilitie     $(170,254,833)    $(180,579,784)
Proceeds from borrowings under
revolving credit facilities                  193,562,171       209,280,999
Payments on long-term debt                    (1,535,039)       (4,549,851)
Proceeds from the issuance of common sto          12,072            14,637
Increase in restricted cash                      (37,624)         (722,900)
Change in notes payable                          --              2,021,926
Payment of dividends                            (128,359)           --

Net cash provided by
financing activities                       $  21,618,388     $  25,465,027

NET INCREASE(DECREASE)IN CASH
AND CASH EQUIVALENTS                       $    (369,214)    $  (2,220,256)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                            3,336,921         3,273,876

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                              $   2,967,707     $   1,053,620

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                 $   8,033,387     $   3,089,777
  Income taxes                                   810,265         1,102,135


Supplemental Disclosure of Noncash Investing and Financing Activities (Note 6)




              The accompanying notes are an integral part of these
                        consolidated financial statements.

PART I - FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 26, 1995


     (1)  Significant Accounting Policies


The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 26, 1995, the Company's financial position as of November 26, 1995, and the results of its operations for the three- and nine-month periods ended November 26, 1995, and November 27, 1994, and cash flows for the nine-month periods ended November 26, 1995, and November 27, 1994.

The significant accounting policies followed by the Company are set forth in Note (1) of the Company's consolidated financial statements for the year ended February 26, 1995, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 26, 1995. The Company has made no change in these policies during the nine months ended November 26, 1995.

The consolidated financial statements include the accounts of subsidiary companies more than fifty percent owned.

The results of operations for the nine months ended November 26, 1995, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

     (2)  Loan Arrangements


During the first quarter of fiscal 1996, the Company issued approximately $4.2 million in new 13% Senior Subordinated Notes, due May 31, 1998, as payment-in-kind of the semiannual interest due May 15, 1995. On November 15, 1995, the Company made a cash interest payment of approximately $4.5 million.

As of November 26, 1995, approximately $34.4 million was outstanding under the Company's revolving credit agreement with Foothill Capital Corporation ("Foothill"). During the quarter, the Company reached an agreement with Foothill which provides for a seasonal increase to the revolving credit agreement. During the period from November 1 through December 31, the loan limit is $38 million.

As of November 26, 1995, approximately 68,000 ounces of gold valued at approximately $25.9 million were on consignment under the Company's domestic gold consignment facilities.

These facilities had a maximum availability of approximately 70,000 ounces as of November 26, 1995. The Company's existing gold agreements with a group of gold suppliers to supply secured gold consignment availability are terminable upon thirty days' written notice. During the third quarter of fiscal 1996, the Company and the gold suppliers reached agreements providing that the gold suppliers could not exercise their termination rights through February 28, 1996, unless the Company became in default under the amended gold agreements. After February 28, 1996, the rights of the gold suppliers will revert back to the status which existed prior to this amendment. In consideration for this assurance, the Company agreed to various modifications in the gold agreements. These modifications include (i) reducing the aggregate amount of gold which may be on consignment to approximately 67,000 ounces by February 14, 1996, (ii) making modifications and additions to the existing financial covenants (also agreed to by Foothill) in which most existing covenants were made more restrictive but interest coverage was made less restrictive for the remainder of fiscal 1996 , (iii) adding performance based limitations on the compensation which C. William Carey may receive during fiscal 1996, (iv) requiring that a plan for the disposition of certain assets be created, such plan to be implemented if certain performance based goals are not achieved and (v) requiring that the Company engage an investment banker to evaluate the Company and to assist the Company in the development of a strategy for replacing certain of the current gold suppliers.

A foreign subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 11,000 troy ounces. There were approximately 4,000 ounces on consignment at November 26, 1995, valued at approximately $1.5 million.

On April 3, 1995, the Company repaid approximately $181,000 of its obligation under the New York City Industrial Revenue Development Agency Industrial Revenue Bonds ("IRB"). On April 3, 1995, the remaining obligation, approximately $367,000, was purchased by Foothill. The interest rate for the outstanding bonds has been modified to be the same as that on the Company's revolving line of credit. The debt is secured by the Company's New York real estate and fixtures attached thereto. At November 26, 1995, the Company's obligation on these notes was approximately $333,000 and is expected to be repaid during the Company's fourth quarter.

     (3)  Inventories

Inventories consisted of the following at November 26, 1995, and February 26, 1995:

                        November 26,       February 26,
                           1995               1995
Raw Materials           $19,931,765        $16,932,724
Work-in-Process           9,659,789          8,266,255
Finished Goods           57,926,587         55,150,433
                        $87,518,141        $80,349,412

(4) Income Per Common Share


Income per common share is computed by adjusting the Company's net income for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period.

     (5)  Preferred Stock


On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock held by the Company on a share-for-share basis. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. In November, 1995, the Company made a dividend payment of approximately $67,000 to holders of the Exchangeable Preferred Stock as of November 15, 1995.

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. During fiscal 1996, approximately 197,000 shares of Convertible Preferred Stock have been converted. The
Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. During fiscal 1996, dividends of approximately $237,000 were paid with the issuance of approximately 36,000 new shares of Convertible Preferred Stock. At November 26, 1995, cumulative unpaid dividends amounted to approximately $657,000.


     (6)  Supplemental Disclosure of Noncash Investing and Financing Activity


On May 15, 1995 and 1994, the Company issued approximately $4.2 million and $3.7 million, respectively, in new 13% Senior Subordinated Notes due May 31, 1998, as payment-in-kind of the semiannual interest installments. Approximately $2.5 million and $2.2 million of these amounts were classified as accrued expenses in the February 26, 1995, and February 27, 1994, Consolidated Balance Sheets, respectively. On November 15, 1994, the Company issued approximately $3.9 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment-in-kind of the semi-annual interest installment.

During September 1994, the Company had fixed asset additions of approximately $700,000 funded by increases in capital lease obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended November 26, 1995 Compared to the Nine Months Ended November 27, 1994

Net sales for the nine months ended November 26, 1995, decreased $18.5 million or 8.3% from $222.1 million in fiscal 1995 to $203.6 million in fiscal 1996. Current year sales of fine jewelry have decreased approximately $15.2 million or 9.8% over the corresponding period in fiscal 1995. The Company believes that sales have been affected by a general softening of demand for colored-stone products. The Company believes that this is due, to some extent, to the fact that diamond product has become more price competitive with colored-stone product. Also contributing to the decrease in fine jewelry sales has been the continuing efforts of management to manage the credit extended to certain customers and to eliminate low margin contributors from the sales mix. Sales of licensed sports products have also decreased.

Gross profit for the nine months ended November 26, 1995, decreased approximately $4.2 million from $68.2 million in fiscal 1995 to $63.9 million in fiscal 1996. Gross profit margin increased 0.7% from 30.7% in fiscal 1995 to 31.4% in fiscal 1996. The decrease in gross profit results from the decrease in sales of high margin licensed sports products. Margin has been positively affected by operational improvements and lower inventory reserve requirements for fine jewelry. These benefits have, to a great extent, been offset by lower margins in licensed sports products.

Selling, general, and administrative expenses for the current period decreased approximately $16.4 million or 24.0% from $68.3 million in fiscal 1995 to $51.9 in fiscal 1996. As a percentage of net sales, selling, general, and administrative expenses were approximately 5.2% less in the current year than for the nine months ended November 27, 1994. Decreases primarily relate to lower costs associated with the Company's consumer products business of licensed sports and other specialty products. Management has refocused the Company's distribution into this market segment by selling to organizations which are in the business of marketing such products rather than by selling directly to the retail consumer.

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged on a share-for-share basis their shares for shares of Little Switzerland, Inc. Common Stock held by the Company. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17.3 million, net of the estimated fair value, of the Convertible Preferred Stock issued.

Net interest expense for the nine months ended November 26, 1995, increased approximately $0.7 million relative to the corresponding period in fiscal 1995.

This increase is primarily the result of an increase in average borrowings from approximately $107 million in fiscal 1995 to approximately $116 million in fiscal 1996 and an increase in the weighted average interest rate of approximately 25 basis points from approximately 11% for the nine months ended November 27, 1994.

The Company recorded a tax provision of approximately $0.2 million for the nine months ended November 26, 1995. The tax provision was primarily due to the Company's requirements to provide for foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities for the nine months ended November 26, 1995, was approximately $21.0 million, compared with a use of $25.3 million for the corresponding period of fiscal 1995 an improvement of approximately $4.3 million. Operating results improved by approximately $12.0 million, in fiscal 1996. The Company, however, was required to pay, in cash, $4.5 million of interest due on the Senior Subordinate Notes which had previously been paid with additional notes. Also, in the first nine months of fiscal 1995, the Company benefited from approximately $5.0 million in gross proceeds related to the Zale bankruptcy claim which was not reflected in operations; while in the same period in fiscal 1996, gross proceeds were approximately $1.4 million and were included in operating results.

Cash used in investing activities for the nine months ended November 26, 1995 was $1.0 million versus $2.4 million for the corresponding period in fiscal 1995. The improvement is due to lower capital expenditures in the current fiscal year and to proceeds from the sale of a facility.

Cash provided by financing activities was approximately $21.6 million for the period ended November 26, 1995, compared with $25.5 million for the period ended November 27, 1994. Financing cash was primarily used to fund operations during both periods. Improvements in operating performance during fiscal 1996 have resulted in lower requirements than during the corresponding period in fiscal 1995.

The Company is required to escrow, for the benefit of the holders of the Senior Secured Notes, cash payments resulting from share redemptions and dividends related to its investment in Solomon Brothers Limited and net proceeds with respect to the Zale bankruptcy claim. During the current fiscal year, the Company has redeemed approximately $0.7 million of Senior Secured Notes, versus approximately $3.4 million in fiscal 1995, with proceeds from the Zale bankruptcy claim.

During the first quarter of fiscal 1996, the Company issued approximately $4.2 million in new 13% Senior Subordinated Notes, due May 31, 1998, as payment-in-kind of the semiannual interest due May 15, 1995. On November 15, 1995, the Company made a $4.5 million cash interest payment of the semiannual interest due on the 13% Senior Subordinated Notes.

The Company's net cash position decreased from approximately $3.3 million at February 26, 1995, to approximately $3.0 million at November 26, 1995.

 The Company had approximately 68,000 ounces of gold on consignment under its domestic gold consignment agreements as of November 26, 1995. These agreements had a maximum availability of approximately 70,000 ounces as of November 26, 1995. The Company's existing gold agreements with a group of gold suppliers to supply secured gold consignment availability are terminable upon thirty days' written notice. During the third quarter of fiscal 1996, the Company and the gold suppliers reached agreements providing that the gold suppliers could not exercise their termination rights through February 28, 1996, unless the Company became in default under the amended gold agreements. After February 28, 1996, the rights of the gold suppliers will revert back to the status which existed prior to this amendment. In consideration for this assurance, the Company agreed to various modifications in the gold agreements. These modifications include (i) reducing the aggregate amount of gold which may be on consignment to approximately 67,000 ounces by February 14, 1996, (ii) making modifications and additions to the existing financial covenants (also agreed to by Foothill) in which most existing covenants were made more restrictive but interest coverage was made less restrictive for the remainder of fiscal 1996, (iii) adding performance based limitations on the compensation which C. William Carey may receive during fiscal 1996, (iv) requiring that a plan for the disposition of certain assets be created, such plan to be implemented if certain performance based goals are not achieved and (v) requiring that the Company engage an investment banker to evaluate the Company and to assist the Company in the development of a strategy for replacing certain of the current gold suppliers.

Based on the accounts receivable and inventory balances at November 26, 1995, the Company had total availability of $3.6 million under its revolving credit facility. The outstanding loan balance on this facility at November 26, 1995, was $34.4 million. During the quarter, the Company reached an agreement with Foothill which provides for a seasonal increase to the revolving credit agreement. During the period from November 1 through December 31, the loan limit is $38 million.

The Company believes that it can meet its future working capital needs through cash flow from operations and availability from its secured borrowing facility and gold consignment facilities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10   Material Contracts
     10.1 Fourth Amendment to the Amended and Restated
          Consignment Agreement by and between Town & Country Corporation,
          L. G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc. and Rhode Island Hospital Tru

          Amendments which are substantially similar have been entered into with Fleet Precious Metals, Inc., ABN Amro Bank, N.V., and Republic National Bank of New York. 10.2 Amendment Number Five to Loan Agreement by and between Town & Country Corporation, L.G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc. and Foothill Capital Corporation dated November 1, 1995.
     11   Earnings Per Share Computations
     27   Financial Data Schedule

(b)  Reports on Form 8-K

     There were no Form 8-K filings during the quarter ended November 26, 1995.

                                   SIGNATURES
                               -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOWN & COUNTRY CORPORATION
                                     (Registrant)


Date:  January 10, 1996       /s/ Francis X. Correra
                              ----------------------------
                              Francis X. Correra
                              Senior Vice President and
                              Chief Financial Officer