Form 10-K
period 1996-02-25
TOWN & COUNTRY CORP
filed 1996-06-13
CIK 768608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For Fiscal Year Ended           February 25, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock, based on the actual price at which the Class A common stock sold, held by non-affiliates of the Registrant was $28,541,704 as of June 3, 1996.

     On June 3, 1996, the Registrant had outstanding 21,928,303 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value.

PART I

Item 1.   Business                                           1

               General Business Developments                 1

               Narrative Description of Business             3

               Financial Information about Foreign and
               Domestic Operations and Export Sales         10

Item 2.   Properties                                        10

Item 3.   Legal Proceedings                                 11

Item 4.   Submission of Matters to a Vote of
          Security-Holders                                  12

PART II

Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters            13

Item 6.   Selected Financial Data                           14

Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        15

Item 8.   Financial Statements and Supplementary
          Data                                              22

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                        22

PART III

Item 10.  Directors and Executive Officers of
          the Registrant                                    23

Item 11.  Executive Compensation                            23

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             23

Item 13.  Certain Relationships and Related Transactions    23

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                           24











This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed throughout this Form 10-K.

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

SUBSEQUENT EVENT

On May 20, 1996, the Company entered into an agreement to sell assets and liabilities of its Balfour and Gold Lance subsidiaries constituting substantially all of the operations of Balfour and Gold Lance to Class Rings, Inc. (CRI), a new company formed by Castle Harlan Partners II, L.P. and the Company. Separately, CRI entered into an agreement with CJC Holdings, Inc. (CJC) to acquire its school ring business.

The Company's agreement with CRI is subject to a number of significant contingencies including approval by the Federal Trade Commission and CRI's ability to raise sufficient capital to consummate the acquisition of Balfour and Gold Lance and the acquisition of CJC's school ring business.

Under the Company's agreement with CRI, the Company will receive cash of $55 million, adjustable for the fluctuation in working capital as of the date of closing, 8% of the common stock of CRI and the cash equivalent to the value of gold on hand as of the date of closing. In addition, the Company may receive additional shares of common stock of CRI based on CRI's exceeding certain defined levels of profitability. Under this contingent earnout arrangement, the Company can earn up to an additional 10% interest in the common stock of CRI. If the Company is able to consummate the transaction as contemplated, it is not expected that the transaction would have an unfavorable impact on the Company's financial position and operating results.

CAPITALIZATION AND FINANCING

On June 7, 1996, the Company received a commitment letter to enter into a new credit agreement from Foothill Capital Corporation ("Foothill"). The agreement would provide senior secured financing consisting of a $40 million revolving credit facility and a $30 million letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals ("Fleet"); however, the aggregate amount of the combined facilities which may be outstanding at any date is $65 million. The agreement would be for a period of two years and provides Foothill with an option to renew for three additional years. The loans would bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The agreement would contain standard covenants for facilities of this type including financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios and limitations on dividends, distributions and capital expenditures. Advances under the credit line would be based on eligible accounts receivables and inventory. Foothill would have first security priority interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit. The closing of this agreement is subject to finalization of documentation.

The Company's 13% Senior Subordinated Notes, due May 31, 1998, were issued with terms providing for the right to issue additional notes in lieu of the first four semiannual interest payments . As of February 25, 1996, the Company had exercised these rights; and, therefore, the carrying value of the notes, including unamortized premium of approximately $4.0 million, is approximately $72.8 million. The Company makes semi-annual cash interest payments of approximately $4.5 million. The most recent payment was made May 15, 1996.

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. The Company retains an investment in Little Switzerland, Inc. equal to approximately 4% of the outstanding shares. The Exchangeable Preferred Stock has a liquidation value of $14.59 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Currently, there are 152,217 shares of Exchangeable Preferred Stock outstanding and, in fiscal 1996, the Company paid cash dividends of $66,625.

Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances and has voting rights as though it had been converted. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. The Company may pay such dividends in cash or in additional shares of Convertible Preferred Stock, as defined by the agreement. Currently, there are 1,977,905 shares of Convertible Preferred Stock outstanding and, in fiscal 1996, the Company paid dividends of approximately $713,000 through the issuance of additional shares of stock.

May 14, 1993 RECAPITALIZATION

The Company completed a recapitalization on May 14, 1993. The recapitalization revised the Company's consolidated capitalization, including debt structure. The amount of debt outstanding was reduced and a significant portion of old subordinated debt was exchanged for new debt and shares of Class A Common Stock and Exchangeable Preferred Stock.

The Company obtained a revolving credit agreement from Foothill to provide secured financing in an aggregate amount of up to $30 million, which currently has a seasonal increase up to $35 million, and new gold consignment agreements from the Company's existing gold suppliers which currently provide an aggregate gold consignment availability of up to approximately 63,000 troy ounces.

The Company sold $30 million of its 11 1/2% Senior Secured Notes due September 15, 1997. At February 25, 1996, approximately $13 million was outstanding.

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

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and Note 3 of Notes to Consolidated Financial Statements).

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

                           Town & Country Corporation
                   (Headquartered in Chelsea, Massachusetts)

Town & Country    Gold Lance    L.G. Balfour   Anju Jewelry    Essex
Fine Jewelry         Inc.       Company, Inc.    Limited    International
Group, Inc.     (Houston, TX) (North Attleboro,  (Hong Kong) Public Company
(Chelsea, MA)                       MA)                        Limited
                                                            (Bangkok,Thailand)

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

As of May 26, 1996, the Company had approximately $16 million of orders believed to be firm, as compared to approximately $19 million at a corresponding date last year. The Company believes that substantially all of these orders will be filled during fiscal 1997. The Company believes that comparative open order information is not necessarily indicative of comparative results due to the high level of timing sensitivity in the fine jewelry business which depends significantly on orders from large retailers.

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

The Company also competes in the class ring industry which is comprised of a few national companies and a few regional companies. The industry is made up of two components, the "in-school" component in which ring orders are taken at the school by the suppliers, and the "retail" component in which local jewelry stores display samples and take orders. Historically, the "in-school" component of this industry has been heavily influenced by the school representative/sales person relationship. Factors which affect the strength of this relationship include delivery time, price, quality, design and customer service. Class ring sales are affected by student demographics and economic conditions. Management believes that the Company currently is competitive with other distributors with regard to the factors listed above. Management believes that Jostens, Herff Jones, Inc. and CJC Holdings, Inc. currently represent major competitors in this industry.

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

The following chart sets forth unaudited quarterly data for fiscal 1996 and fiscal 1995.


                    First          Second    Third          Fourth
                    Quarter        Quarter   Quarter        Quarter
                    Ended          Ended     Ended          Ended
                    May 28         August 27 November 26    February 25

Net sales          $68,970,983   $48,194,042  $86,395,380   $47,017,411
Gross profit        21,896,424    14,644,996   27,404,915    13,490,170
Net income (loss)     (514,424)   (4,181,012)   6,636,293    (3,806,971)
Income (loss)
  attributable to
  common stock-
  holders             (758,159)   (4,468,316)   6,380,973    (4,060,414)

Income (loss)
 per common share $      (0.03)   $    (0.19)  $     0.27    $    (0.17)



                   First          Second       Third           Fourth
                   Quarter        Quarter      Quarter         Quarter
                   Ended          Ended        Ended           Ended
Fiscal 1995        May 29,        August 28,   November 27, (1)February 26,

Net sales          $70,568,460    $54,799,928  $96,719,682     $66,026,538
Gross profit        24,619,290     14,736,513   28,831,858      19,393,057
Net income (loss)   (2,477,963)    (7,169,427)  16,424,043      (6,204,735)
Income (loss)
  attributable to
  common stock-
  holders           (2,945,159)    (7,648,979)  15,944,492      (6,466,455)

Income (loss)
 per common share   $    (0.13)    $    (0.33) $      0.68      $   (0.28)




(1) Net income in the third quarter of fiscal 1995 includes a gain of approximately $17 million as a result of the exchange of the Exchangeable Preferred Stock, see Note 4 of Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMER

The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies. Net sales to Zale were approximately $22 million or 9% of consolidated net sales in fiscal 1996 compared to $29 million or 10% of consolidated net sales in fiscal 1995 and $33 million or 12% of consolidated net sales in fiscal 1994. The loss of Zale as a customer of the Company or a substantial reduction in the amount of sales to Zale would have a material adverse effect on the Company.

RAW MATERIALS

The principal raw materials purchased by the Company are gold and precious and semi-precious stones. The Company currently takes delivery of most of its gold through consignment programs. The Company's intention is that as the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices. The Company attempts to match the price it pays for gold with the price it charges its customers. The Company's gold agreements require that the Company own gold under certain circumstances and it is possible for this required ownership to exceed the Company's hedging requirements and expose the Company to gold fluctuations. The Company pays a fee, which is subject to periodic change, for the value of the gold held by it as a consignee during the period prior to sale. The Company has consignment arrangements in place with a group of suppliers of gold which currently provide for carrying on consignment up to approximately 63,000 troy ounces.

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

EMPLOYEES

The Company employs, on average, 2,200 persons, with approximately 26% of these persons located in the Far East. The number of employees from quarter to quarter may vary significantly because of the seasonality of the Company's business. See "Narrative Description of Business--Seasonality." Of these 2,200 employees, approximately 600 are involved with selling and administrative functions of the Company, and the remainder are involved in the manufacturing functions of the Company.

A division of Fine Jewelry Group has collective bargaining contracts covering its manufacturing employees, who are represented by the Service Employees International Union, Jewelry Workers Division. The number of employees covered by collective bargaining contracts is approximately twenty.

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

Financial Information about Foreign and Domestic Operations and Export Sales

For information on foreign and domestic operations, see Note 18, "Consolidating Financial Information and Segment Information," in Notes to Consolidated Financial Statements.

Item 2.   PROPERTIES

The Company occupies facilities in the United States and the Far East as described below. (1)


Location                 Use                                 Square Footage   Ownership

Chelsea,                 Executive and administrative        88,000           Leased/
Massachusetts            offices, manufacturing, marketing,                   Owned
                         and distribution facility.
Dallas, Texas            Administrative offices, marketing
                         and distribution facility.          23,000           Leased
New York,New York        Administrative offices, product
                         development and marketing           90,000           Owned
Attleboro, Massachusetts Manufacturing and distribution      56,000           Owned
                         facility.
North Attleboro,         Administrative offices,            101,000           Leased
Massachusetts            manufacturing, marketing,
                         and distribution facility.
Louisville, Kentucky     Manufacturing and distribution     100,000          Leased
                         facility.
Dallas, Texas            Manufacturing and distribution      55,000          Leased/
                         facility.                                           Owned
Houston, Texas           Administrative offices,             31,000          Owned
                         manufacturing, marketing, and
                         distribution facility.
Hong Kong                Administrative offices, product      8,000          Leased
                         development, purchasing, and
                         quality control facility.
Bangkok, Thailand        Administrative offices,             36,000          Leased/
                         manufacturing, marketing, and                       Owned
                         distribution facility.
Chiang Mai, Thailand     Manufacturing facility.              7,000          Leased

(1) The Company's interests in these properties are security for loans made by the Company's lenders. See Note 3 of Notes to Consolidated Financial Statements.



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

During fiscal 1996, the Company leased a portion of its Chelsea, Massachusetts facility (approximately 39,000 square feet of combined manufacturing and administrative space) from Carey Realty Trust, a Massachusetts business trust, which is wholly owned by C. William Carey, the Chairman, President, and a major stockholder of the Company. The lease, which was revised on March 1, 1996, expires on August 31, 1998, and provides the Company with three ten-year options to renew. The current lease provides for an annual rental payment of approximately $350,000. The Company obtained comparative information from a third party when negotiating the revised lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Management believes that all its facilities are well maintained, in good condition and adequate for its present business.

Item 3.   LEGAL PROCEEDINGS

The Company is not party to any pending legal proceedings, other than ordinary routine litigation incidental to the business. In the opinion of management, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's financial condition or result of operations.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security-holders during the fourth quarter of fiscal 1996.

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

February 25, 1996:
  First Quarter         7/8             9/16
  Second Quarter        13/16           9/16
  Third Quarter         1 1/8           5/8
  Fourth Quarter        7/8             1/2



There is no established public trading market in effect at this time for the Class B Common Stock. Shares of Class B Common Stock, however, are convertible on a share for share basis into shares of Class A Common Stock.

On June 3, 1996, there were 970 holders of record of Class A Common Stock and 29 holders of record of the Class B Common Stock. The Company's present policy is to reinvest its earnings in the business. No cash dividends have been paid during the last two fiscal years, and the Company has no intention to pay cash dividends in the foreseeable future.

The Company's ability to pay cash dividends is limited by its financing agreements and other outstanding indebtedness. As a result of these restrictions, the Company currently may not pay cash dividends on common stock.

Item 6.   SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data of the Company. The information for each of the five years in the period ended February 25, 1996, has been derived from consolidated financial statements audited by Arthur Andersen LLP, independent public accountants.




Statement of Operations Data:
                                    Fiscal Year Ended
                           (In thousands, except per share data)

                     Feb. 25, Feb. 26, Feb. 27, Feb. 28,  Feb. 29,
                       1996    1995(1)  1994    1993 (2)  1992 (3)

Net sales            $250,578  $288,115 $277,750 $270,364 $272,194
Net income (loss)      (1,866)      572    3,138 (47,296)  (19,018)
Income (loss)
   attributable to
   common stockholders (2,906)   (1,116)   1,684 (47,296)  (19,018)
Income (loss)
  per common
  share:                (0.12)    (0.05)    0.08   (3.80)   (1.58)


Balance Sheet Data:
Fiscal Year Ended (In Thousands)

                    Feb. 25,  Feb. 26,  Feb. 27, Feb. 28, Feb. 29,
                     1996       1995       1994   1993(2) 1992 (3)

Total assets        $211,129  $206,623  $223,921 $246,858 $262,288
Senior debt           13,653    15,128    22,022   35,688    6,424
Subordinated debt     79,766    77,545    71,285  120,285  119,496
Exchangeable
  preferred stock      2,319     2,266    35,785     -        -
Stockholders' equity  57,871    59,835    55,334   24,744   70,709

(1) In fiscal 1995, the Company recorded a gain of approximately $17 million as a result of the exchange of Exchangeable Preferred Stock. See Note 4 of Notes to Consolidated Financial Statements.

(2) In fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge related to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $14.4 million. See Notes 8 and 11 of Notes to Consolidated Financial Statements.

(3) In fiscal 1992, the Company recorded restructuring and Zale bankruptcy charges of $44 million and net gains from nonrecurring items of $51 million. See
Note 9 of Notes to Consolidated Financial Statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for the fiscal year ended February 25, 1996, decreased approximately $37.5 million or 13% from approximately $288.1 million in fiscal 1995 to $250.6 million in fiscal 1996. Sales of fine jewelry decreased approximately $31.1 million from $196.0 million in fiscal 1995 to $164.9 million in fiscal 1996. The Company believes that current year sales have been affected by a general softening of demand for colored-stone products and that in the highly competitive colored-stone and diamond product categories, the Company needs to improve its ability to meet customer expectations. Also contributing to the decrease has been management's continuing efforts to manage the credit extended to certain customers and to eliminate low margin contributors from the sales mix. Sales of consumer products including licensed sports and other specialty products decreased $7.8 million from $12.1 million in fiscal 1995 to $4.3 million in fiscal 1996. This decrease is associated with the Company's decision, in the third quarter of fiscal 1995, to scale back the consumer products business.

Gross profit for the fiscal year ended February 25, 1996, decreased approximately $10.2 million or 12% from $87.6 million in fiscal 1995 to $77.4 million in fiscal 1996. Decreases in gross profit are primarily associated with the lower volume of sales in the consumer products and fine jewelry lines of business. Gross profit margin increased slightly from 30.4% in fiscal 1995 to 30.9% in fiscal 1996. Improvements in margin in fine jewelry are being offset by lower margins in the scholastic and consumer products lines of business.

Selling, general and administrative expenses ("SG&A") for fiscal 1996 decreased approximately $24.4 million, or 27.0% from $90.4 million in fiscal 1995 to $66.0 million in fiscal 1996. As a percentage of net sales, SG&A expenses decreased from 31.4% in fiscal 1995 to 26.3% in fiscal 1996. The decrease primarily relates to lower costs associated with the consumer products line of business, particularly advertising costs and lower provisions for uncollectible accounts. Also contributing to the decrease are certain non-operating items in the current year including a $1.5 million benefit associated with the liquidation of additional Zale claim assets and a $1.6 million benefit from a fiscal 1989 acquisition contingency.

Interest expense for the fiscal year ended February 25, 1996, increased $1.0 million from approximately $12.2 million to $13.2 million in fiscal 1996. The weighted average interest rate on overall borrowings was approximately 11.24% for fiscal 1996 compared to 11.08% for fiscal 1995. Average borrowings increased approximately $7.2 million from approximately $109.9 million in fiscal 1995 to $117.1 million in fiscal 1996. See Note 3 of Notes to Consolidated Financial Statements.

The Company has recorded a tax provision for fiscal 1996 of approximately $0.2 million compared with a provision of $1.8 million in fiscal 1995. These tax provisions are primarily due to state and foreign income taxes.

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

Interest expense for the fiscal year ended February 26, 1995, declined approximately $2 million from $14 million in fiscal 1994 to $12 million in fiscal 1995. The weighted average interest rate on overall borrowings was approximately 11.08% for fiscal 1995 versus 11.24% for fiscal 1994. Average borrowings for the fiscal year ended February 26, 1995, declined approximately $15 million from approximately $125 million in fiscal 1994 to approximately $110 million in fiscal 1995. See Note 3 of Notes to Consolidated Financial Statements.

The Company has recorded a tax provision for fiscal 1995 of approximately $1.8 million compared with a provision of $1.0 million in fiscal 1994. These tax provisions are primarily due to state and foreign income taxes.

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

Interest expense for the fiscal year ended February 27, 1994, declined approximately $6 million from $20 million in fiscal 1993 to $14 million in fiscal 1994. The weighted average interest rate was approximately 11.24% for fiscal 1994 versus 12.3% for fiscal 1993. Average borrowings for the fiscal year ended February 27, 1994, declined approximately $38 million from approximately $163 million in fiscal 1993 to approximately $125 million in fiscal 1994 due to the recapitalization completed on May 14, 1993. See Note 3 of Notes to Consolidated Financial Statements.

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

The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation, related to Zale Corporation's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company has subsequently received proceeds from Zale and from liquidation of claim assets of approximately $14.5 million and recognized benefits of approximately $1.5 million in fiscal 1996.

        The Company continues to conduct business with Zale.


LIQUIDITY

Cash provided by operations during fiscal 1996 was approximately $1.6 million compared with cash used in operations of $0.8 million in fiscal 1995. During fiscal 1996, the Company paid approximately $4.5 million of interest, on its 13% Senior Subordinated Notes, in cash. The semi-annual payments required in fiscal 1995 were paid with the issuance of additional notes.

In fiscal 1995, cash flow from operations included proceeds from the Zale bankruptcy claim of approximately $6.3 million versus $1.5 million during fiscal 1996. The Company is required to escrow net proceeds from the Zale bankruptcy claim and Solomon investment for repayment of Senior Secured Notes. During fiscal 1995 and fiscal 1996, $6.3 million and $0.7 million, respectively of Senior Secured Notes were redeemed with such proceeds.

Cash used in investing activities was $1.7 million in fiscal 1996 compared to a use of $2.7 million in fiscal 1995. The improvement is primarily the result of proceeds received from the sale of a facility in the current fiscal year.

The Company's operations are primarily funded through its revolving credit facility which was a net source of cash of approximately $4.1 million in fiscal 1996. These funds were used to make required debt payments of $1.9 million as well as to meet the Company's operating and investing cash requirements.

On March 29, 1994, March 20, 1995, and April 4, 1996, as required by the covenants of its Senior Secured Notes, the Company gave written notice to Solomon Brothers, Limited of the Company's intention to redeem 70,000, 55,000 and 55,000 of its shares of nonvoting redeemable cumulative participating preferred Class B stock, respectively. Solomon Brothers, Limited informed the Company that it would not be able to redeem the 70,000, 55,000 and 55,000 share requests when due as a result of constraints imposed by its banking facilities. The Company currently believes that Solomon Brothers, Limited will be able to meet its obligation and that the Company's investment is realizable, but it is unable to estimate the timing of future redemption payments. The Company is monitoring Solomon Brothers, Limited's operations and financial position and if it determines in the future that carrying value is no longer reflective of fair value, appropriate adjustments will be made.

FINANCIAL CONDITION

The Company currently has a revolving credit agreement from Foothill Capital Corporation (Foothill) to provide secured financing in an aggregate amount of up to $30 million, which currently has a seasonal increase up to $35 million, (approximately $15 million outstanding at February 25, 1996), and gold consignment agreements from the Company's existing gold suppliers which currently provide an aggregate gold consignment availability of up to approximately 63,000 troy ounces (approximately 63,000 troy ounces outstanding at February 25, 1996). As of February 25, 1996, the Company was not in compliance with certain covenants under its revolving credit and gold agreements and such events of noncompliance have been waived. Subsequent to year end, the Company received a commitment letter to enter into a new credit agreement from Foothill. The agreement would provide senior secured financing consisting of a $40 million revolving credit facility and a $30 million letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals ("Fleet"); however, the aggregate amount of the combined facilities which may be outstanding at any date is $65 million. The agreement would be for a period of two years and provides Foothill with an option to renew for three additional years. The loans would bear interest at a rate per annum equal to the greater of
(a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The agreement would contain standard covenants for facilities of this type including financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios and limitations on dividends, distributions and capital expenditures. Advances under the credit line would be based on eligible accounts receivables and inventory. Foothill would have first security priority interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit. The Company believes that it can meet its working capital needs over the next year through cash flows from operations and the use of funds available under this new credit agreement. The closing of this agreement is subject to finalization of documentation.

The Company currently has approximately $13 million outstanding of its 11 1/2% Senior Secured Notes which will come due September 15, 1997.

The Company's 13% Senior Subordinated Notes, due May 31, 1998, were issued with terms providing for the right to issue additional notes in lieu of the first four semiannual interest payments. As of February 25, 1996, the Company had exercised these rights and; therefore, the carrying value of the notes, including unamortized premium of approximately $4.0 million, is approximately $72.8 million. The Company makes semi-annual cash interest payments of approximately $4.5 million. The most recent payment was made May 15, 1996.

The Company also has a second series of 13% Senior Subordinated Notes due December 15, 1998, which has a principle balance of approximately $7.0 million.

The Company makes cash dividend payments on the outstanding Exchangeable Preferred Stock; payments amounted to $66,625 in fiscal 1996. The Company, to date, has met its dividend requirements for its Convertible Preferred Stock by issuing additional shares of stock as provided by the terms of the stock.

A subsidiary of the Company has available credit line facilities with two banks in Thailand to provide aggregate commercial financing of up to approximately $13.3 million. The subsidiary had no balance outstanding under these lines at February 25, 1996, and February 26, 1995, respectively. This subsidiary also has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 4,800 troy ounces. This agreement runs through December 10, 1996, and is secured by a standby letter of credit for $3.4 million under one of the subsidiary's credit facilities. There were approximately 3,100 ounces on consignment under this gold agreement at February 25, 1996.

On May 20, 1996, the Company entered into an agreement to sell assets and liabilities of its Balfour and Gold Lance subsidiaries constituting substantially all of the operations of Balfour and Gold Lance to Class Rings, Inc. (CRI), a new company formed by Castle Harlan Partners II, L.P. and the Company. Separately, CRI entered into an agreement with CJC Holdings, Inc. (CJC) to acquire its school ring business.

The Company's agreement with CRI is subject to a number of significant contingencies including approval by the Federal Trade Commission and CRI's ability to raise sufficient capital to consummate the acquisition of Balfour and Gold Lance and the acquisition of CJC's school ring business.

Under the Company's agreement with CRI, the Company will receive cash of $55 million, adjustable for the fluctuation in working capital as of the date of closing, 8% of the common stock of CRI and the cash equivalent to the value of gold on hand as of the date of closing. In addition, the Company may receive additional shares of common stock of CRI based on CRI's exceeding certain defined levels of profitability. Under this contingent earnout arrangement, the Company can earn up to an additional 10% interest in the common stock of CRI. If the Company is able to consummate the transaction as contemplated, it is not expected that the transaction would have an unfavorable impact on the Company's financial position and operating results.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Town & Country Corporation and subsidiaries are included as part of this Form 10-K:

     Report of Independent Public Accountants               F-3

     Consolidated Balance Sheets - February 25, 1996
     and February 26, 1995                                  F-4

     Consolidated Statements of Operations - Years
     Ended February 25, 1996, February 26, 1995,
     and February 27, 1994                                  F-6

     Consolidated Statements of Stockholders' Equity
     Years Ended February 25, 1996, February 26, 1995,
     and February 27, 1994                                  F-7

     Consolidated Statements of Cash Flows - Years
     Ended February 25, 1996, February 26, 1995,
     and February 27, 1994                                  F-9

     Notes to Consolidated Financial Statements             F-11

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

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

1.      Financial Statements

The following consolidated financial statements of Town & Country Corporation and Subsidiaries are included in Item 8:

                                                            Page

        Report of Independent Public Accountants            F-3

        Consolidated Balance Sheets - February 25, 1996     F-4
        and February 26, 1995

        Consolidated Statements of Operations - Years       F-6
        Ended February 25, 1996, February 26, 1995, and February 27, 1994

        Consolidated Statements of Stockholders' Equity -   F-7
        Years Ended February 25, 1996, February 26, 1995, and February 27, 1994

        Consolidated Statements of Cash Flows - Years       F-9
        Ended February 25, 1996, February 26, 1995, and February 27, 1994

        Notes to Consolidated Financial Statements          F-11

2.      Financial Statement Schedules

        Report of Independent Public Accountants            F-48

        Schedules:

        II      Valuation Accounts                          F-49



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

3.      Exhibits

                                                            Page

        3.1    Restated Articles of Organization,
               as amended.                                  *6*(3.1)

        3.2    By-Laws, as amended.                         *2*(3.2)

        4.1    Amended and Restated Indenture governing     *6*(4.1)
               13% Senior Subordinated Notes due 12/15/98,
               (the "Old 13% Notes), dated as of 5/14/93, from Town & Country Corporation to State
               Street Bank and Trust Company, as Trustee.

        4.2    Supplemental Indenture relating to the Old   *6*(4.4)
               13% Notes, dated as of 5/14/93, from
               Town & Country Corporation to State Street
               Bank and Trust Company, as Trustee.

        4.3    Indenture governing 11 1/2% Senior Secured   *6*(4.5)
               Notes due 9/15/97, dated as of 5/14/93,
               from Town & Country Corporation to Shawmut
               Bank, N.A., as Trustee.

        4.4 Indenture governing 13% Senior Subordinated *6*(4.6) Notes due 5/31/98, dated as of 5/14/93, from Town & Country Corporation to
               Bankers Trust Company, as Trustee.

        4.5    Certificate of Vote of Directors             *6*(4.7)
               Establishing the Exchangeable
               Preferred Stock, par value $1.00
               per share, dated as of 5/14/93.

        4.7    Certificate of Vote of Directors             *7*(4.8)
               Establishing the Convertible Preferred
               Stock, par value $1.00 per share, dated as of November 23, 1994.


        Material Contracts:

        10.1    1989 Employee Stock Purchase Plan of the    .#1#(10.21)
                Registrant.

        10.2    1995 Stock Option Plan  &1&(B)

        10.3    1994 Non-Employee Directors' Nonqualified   *7*(10.44)
                Stock Option Plan

        10.4    Assignment, Consolidation, Amendment, and   Filed Herewith
                Restatement to the Lease Agreement between the Registrant, Fine Jewelry Group, Inc.
                and Carey Realty Trust dated 3/1/96

         10.5 Lease Agreement between L.G. Balfour Company, *7*(10.9) Inc. and C.L.C. North Attleboro Trust dated
                March 14, 1994.

         10.6 Letter-Agreement dated April 4, 1994, to Lease *7*(10.10) between L. G. Balfour Company, Inc. and C.L.C.
                North Attleboro Trust  dated March 14, 1994.

         10.7   Amended and Restated Consignment Agreement by   *6*(10.9)
                and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Fleet Precious Metals, Inc. dated as of
                5/14/93.

         10.8   First Amendment to Amended and Restated         *7*(10.12)
                Consignment Agreement dated 10/20/93 by
                and between Town & Country Corporation,
                L.G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc.
                and Fleet Precious Metals, Inc. dated as of 5/14/93.

         10.9   Second Amendment to Amended and Restated        *7*(10.13)
                Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Fleet Precious Metals, Inc. dated as of
                5/14/93.

         10.10  Third Amendment to Amended and Restated         *7*(10.14)
                Consignment Agreement dated July 1994 by and between Town & Country Corporation,
                L.G. Balfour Company, Inc., Gold Lance, Inc., and Town & Country Fine Jewelry Group, Inc.
                and Fleet Precious Metals, Inc. dated as of 5/14/93.

         10.11  Fourth Amendment to Amended and Restated        *7*(10.15)
                Consignment Agreement dated 8/31/94 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Fleet Precious Metals, Inc. dated as of
                5/14/93.

         10.12  Fifth Amendment to Amended and Restated         *7*(10.16)
                Consignment Agreement dated 11/17/94 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Fleet Precious Metals, Inc. dated as of
                5/14/93.

        10.13   Amended and Restated Consignment Agreement by   *6*(10.10)
                and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Rhode Island Hospital Trust National Bank dated as of 5/14/93.

        10.14   First Amendment to Amended and Restated         *7*(10.18)
                Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Rhode Island Hospital Trust National Bank dated as of 5/14/93.

        10.15   Second Amendment to Amended and Restated        *7*(10.19)
                Consignment Agreement dated 7/13/94 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Rhode Island Hospital Trust National Bank dated as of 5/14/93.

        10.16   Third Amendment to Amended and Restated         *7*(10.20)
                Consignment Agreement dated 11/15/94 by
                and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Rhode Island Hospital Trust National Bank dated as of 5/14/93.

        10.17   Fourth Amendment to Amended and Restated        *8*(10.1)
                Consignment Agreement dated by and
                between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Rhode Island Hospital Trust National Bank

        10.18   Amended and Restated Consignment Agreement by   *6*(10.11)
                and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                ABN Amro Bank, N.V. dated as of 5/14/93.

        10.19   First Amendment to Amended and Restated         *7*(10.22)
                Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                ABN Amro Bank, N.V. dated as of 5/14/93.

        10.20   Second Amendment to Amended and Restated        *7*(10.23)
                Consignment Agreement dated August 1994 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                ABN Amro Bank, N.V. dated as of 5/14/93.

        10.21   Amended and Restated Consignment Agreement by   *6*(10.12)
                and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Republic National Bank of New York dated as of 5/14/93.

        10.22   First Amendment to Amended and Restated         *7*(10.25)
                Consignment Agreement dated 12/1/93 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Republic National Bank of New York dated as of 5/14/93.

        10.23   Second Amendment to Amended and Restated        *7*(10.26)
                Consignment Agreement dated July 1994 by and between Town & Country Corporation, L.G.
                Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Republic National Bank of New York dated as of 5/14/93.

        10.24   Letter Agreement to Amended and Restated        *7*(10.27)
                Collateral Sharing Agreement dated November
                1994 by and among Fleet Precious Metals Inc.
                and various consignors and the Consignment
                Agreements as of May 14, 1993.

        10.25 Loan Agreement dated as of 5/14/93, by and among *6*(10.15) Town & Country Corporation, L.G. Balfour Company,
                Inc., Gold Lance, Inc., and Town & Country Fine
                Jewelry Group, Inc. and Foothill Capital
                Corporation.

        10.26   First Amendment to Loan Agreement dated 9/28/93   *7*(10.31)
                by and among Town & Country Corporation,
                L.G. Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Foothill Capital Corporation dated as of 5/14/93.

        10.27   Amendment Number Two to Loan Agreement dated      *7*(10.32)
                6/24/94 by and among Town & Country
                Corporation, L.G. Balfour Company, Inc.,
                Gold Lance, Inc., and Town & Country Fine
                Jewelry Group, Inc. and Foothill Capital
                Corporation dated as of 5/14/93.

        10.28   Amendment Number Three to Loan Agreement dated     *7*(10.33)
                7/11/94 by and among Town & Country Corporation,
                L.G. Balfour Company, Inc., Gold Lance, Inc., and
                Town & Country Fine Jewelry Group, Inc. and
                Foothill Capital Corporation dated as of 5/14/93.

        10.29   Amendment Number Four to Loan Agreement dated      *7*(10.34)
                7/25/94 by and among Town & Country
                Corporation, L.G. Balfour Company, Inc.,
                Gold Lance, Inc., and Town & Country Fine
                Jewelry Group, Inc. and Foothill Capital
                Corporation dated as of 5/14/93.

        10.30   Amendment Number Five to Loan Agreement dated      *8*(10.2)
                by and between Town & Country Corporation,
                L.G. Balfour Company, Inc., Gold Lance,
                Inc., and  Town & Country Fine Jewelry
                Group, Inc. and Foothill Capital
                Corporation dated as of 11/1/95.

        10.31   Collateral Agency and Intercreditor Agreement      *6*(10.16)
                dated as of 5/14/93, by and among Town & Country
                Corporation, L.G. Balfour Company, Inc., Gold
                Lance, Inc., and Town & Country Fine Jewelry
                Group, Inc. and Foothill Capital Corporation,
                Fleet Precious Metals, Inc., Rhode Island Hospital
                Trust National Bank, Republic National Bank, ABN
                Amro Bank N.V., Bankers Trust Company, Shawmut
                Bank, N.A., and Chemical Bank.

        10.32   Form of 1993 Management Stock Option.              #3#(10.23)

        10.33   Form of Executive Employment Agreement between     #4#(10.20)
                Town & Country Corporation and C. William Carey effective as of February 28, 1994.

        10.34   Form of Executive Employment Agreement between     #4#(10.21)
                Town & Country Corporation and Francis X. Correra effective as of February 28, 1994.

        10.35   Trust Agreement dated as of 5/14/93, between       *6*(10.22)
                Town & Country Corporation and Baybank, as
                Trustee.

        10.36   Registration Effectiveness Agreement dated         *6*(10.23)
                as of 5/14/93, between Town & Country
                Corporation and Certain Funds managed by Fidelity Management & Research Company.

        10.37   Form of letter dated as of November 4, 1994, to    #5#(10.21)
                Certain Holders of Town & Country Exchangeable
                Preferred Stock from Town & Country relating to the offer by Town & Country to issue shares of Convertible Preferred Stock.

        10.38   Form of Registration Rights Agreement dated        #5#(10.22)
                as of November 23, 1994, between Town & Country
                Corporation and the holders of Town & Country
                Convertible Preferred Stock signatory thereto.

        10.39   Letter Agreement dated as of November 15,          #5#(10.23)
                1994, by and among Town & Country
                Corporation, L.G. Balfour Company, Inc.
                Gold Lance, Inc., and Town & Country
                Fine Jewelry Group, Inc. and Fleet Precious
                Metals, Inc., Rhode Island Hospital Trust
                National Bank, ABN-AMRO Bank, N.V., and
                Republic National Bank of New York.

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

*3* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 18, 1988.

*4* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 25, 1990.

*5* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed July 6, 1992.

*6* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 27, 1993.

*7* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File Number 0-14394 filed May 24, 1995.

*8* Incorporated by reference to the designated exhibit in the Quarterly Report on Form 10-Q, Commission File Number 0-14394 filed January 11, 1995.

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

#5# Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2 No. 33-57407 filed January 23, 1995.

&1& Incorporated by reference to the designated exhibit of the Annual Proxy on Form 14-A, Commission file number 0-014394 filed June 26, 1995.

(B)     REPORTS ON FORM 8-K

        No Form 8-K was issued by the Registrant during the quarter ended February 25, 1996.

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


/s/ Marcia Morris                       Director
Marcia Morris

[This Page Intentionally Left Blank]

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES





                       CONSOLIDATED FINANCIAL STATEMENTS


                         TOGETHER WITH AUDITORS' REPORT

                    Report of Independent Public Accountants

To Town & Country Corporation:

     We have audited the accompanying consolidated balance sheets of TOWN & COUNTRY CORPORATION (a Massachusetts corporation) and subsidiaries as of February 25, 1996, and February 26, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 25, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Town & Country Corporation and subsidiaries as of February 25, 1996, and February 26, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 1996, in conformity with generally accepted accounting principles.




                                                 Arthur Andersen LLP
Boston, Massachusetts
May 17, 1996

[Except for the matter discussed in Note 1 and Note 17 for which the date is June 7, 1996 and May 20, 1996, respectively]

TOWN & COUNTRY CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                              February 25,     February 26,
                                                  1996             1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)       $  5,151,929      $  3,336,921
  Restricted cash (Note 2)                      102,012             1,889
  Accounts receivable, less allowances for
    doubtful accounts of $2,120,000 and
    $7,780,000 at February 25, 1996 and
    February 26, 1995, respectively          51,294,879        57,472,122
  Inventories (Note 2)                       90,138,403        80,349,412
  Prepaid expenses and other current assets   1,956,537           573,611


        Total current assets                148,643,760       141,733,955



PROPERTY, PLANT AND EQUIPMENT, at
  cost (Note 2)                              84,073,513        82,254,863
  Less-Accumulated depreciation              43,814,604        39,018,645
                                             40,258,909        43,236,218





INVESTMENT IN LITTLE SWITZERLAND, INC.
  (Note 5)                                    1,651,482         1,651,482





INVESTMENT IN SOLOMON BROTHERS,
  LIMITED (Note 6)                           13,734,000        13,734,000








OTHER ASSETS (Note 2)                         6,841,345         6,267,801
                                           $211,129,496      $206,623,456











The accompanying notes are an integral part of these consolidated financial statements.

Page F-4

TOWN & COUNTRY CORPORATION & SUBSIDIARIES



                                                    February 25,  February 26,
                                                       1996           1995
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks (Note 3)                   $ 15,193,176  $ 11,117,827
  Current portion of long-term debt
    (Note 3)                                             244,928     1,235,477
  Accounts payable                                    20,237,262    17,809,025
  Accrued expenses (Note 2)                           15,078,569    15,458,912
  Accrued taxes (Notes 2 and 7)                          659,744     1,352,523


        Total current liabilities                     51,413,679    46,973,764

LONG-TERM DEBT, less current portion
  (Note 3)                                            93,174,432    91,437,975

OTHER LONG-TERM LIABILITIES                            1,122,625     1,494,524

COMMITMENTS AND CONTINGENCIES (Note 13)
MINORITY INTEREST                                      5,228,363     4,617,018
EXCHANGEABLE PREFERRED STOCK,
  $1.00 par value, $14.59 preference value-
  Authorized--200,000 shares
  Issued and outstanding--152,217
    shares (Notes 3 and 4)                             2,319,476     2,265,522

STOCKHOLDERS' EQUITY (Notes 3, 4, 12, 14, and 15):
Preferred stock, $1.00 par value-
  Authorized and unissued--2,266,745
    shares                                                 -              -
Convertible Preferred Stock, $1.00 par value,
  $6.50 preference value-
  Authorized--2,533,255
  Issued and outstanding--2,288,567 and 2,381,038
    shares, respectively                               2,288,567     2,381,038
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--21,235,246 and 20,784,768
    shares, respectively                                 212,352       207,848
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,941 shares                26,649        26,649
  Additional paid-in capital                          74,175,437    73,145,286
  Retained deficit                                   (18,832,084)  (15,926,168)

        Total stockholders' equity                    57,870,921    59,834,653
                                                    $211,129,496  $206,623,456












The accompanying notes are an integral part of these consolidated financial statements.
Page F-5

  TOWN & COUNTRY CORPORATION & SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                           February 25,    February 26,       February 27,
                                               1996        1995                    1994

  NET SALES                             $    250,577,816 $    288,114,608 $       277,750,162
  COST OF SALES                              173,141,311      200,533,890         180,356,292
    Gross profit                        $     77,436,505 $     87,580,718 $        97,393,870

  SELLING, GENERAL, AND
    ADMINISTRATIVE EXPENSES                   65,990,264       90,407,855          80,221,216

    Income (loss) from operations       $     11,446,241 $     (2,827,137)$        17,172,654

  INTEREST EXPENSE                           (13,153,660)     (12,169,615)        (14,044,933)
  INTEREST AND OTHER INCOME, net                 678,251          234,933             698,829
  GAIN ON LITTLE SWITZERLAND, INC.
    EXCHANGE (Note 4)                            -             17,277,988           -
  INCOME FROM AFFILIATES (Notes 5 and 6)         -                587,814           1,262,347
  MINORITY INTEREST (Note 2)                    (673,079)        (773,901)           (941,341)
    Income (loss) before provision for
      income taxes                      $     (1,702,247)$      2,330,082 $         4,147,556
  PROVISION FOR INCOME TAXES
    (Notes 2 and 7)                              163,867        1,758,164           1,010,000
    Net income (loss)                   $     (1,866,114)$        571,918 $         3,137,556
  ACCRETION OF DISCOUNT AND DIVIDENDS
    ON PREFERRED STOCKS (Notes 3 and 4)        1,039,802        1,688,019           1,453,511
    Income (loss) attributable to common
      stockholders                      $     (2,905,916)$     (1,116,101)$         1,684,045
  INCOME (LOSS) PER COMMON SHARE
    (Note 2)                            $          (0.12)$          (0.05)$              0.08
  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (Note 2)                      23,769,323       23,433,173          21,205,949




















The accompanying notes are an integral part of these consolidated financial statements.
Page F-6

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED FEBRUARY 25, 1996,  FEBRUARY 26, 1995, AND FEBRUARY 27, 1994

                                                                            Class A
                                         Convertible Preferred Stock       Common Stock

                                          Number of                   Number of     Par Value
                                            Shares     Par Value $1     Shares         $.01

BALANCE, February 28, 1993                    -      $      -         10,000,309 $     100,003
  Share issuance related to
    exchange offer                            -             -          9,992,648        99,927
  Share issuance related to purchase
    commitment on senior secured notes        -             -            750,000         7,500
  Accretion of discount on
    exchangeable preferred stock (Note 3)     -             -             -             -
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 14 and 15)                         -             -             12,944           129
  Net income                                  -             -             -             -

BALANCE, February 27, 1994                    -      $      -         20,755,901 $     207,559
  Share issuance related to Little
    Switzerland, Inc. exchange             2,381,038     2,381,038        -             -
  Conversion of Class B Common Stock
    into Class A Common Stock                 -             -              5,752            58
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 14 and 15)                         -             -             23,115           231
  Accretion of discount and dividends on
    preferred stocks (Notes 3 and 4)          -             -             -             -
  Net income                                  -             -             -             -

BALANCE, February 26, 1995                 2,381,038 $   2,381,038    20,784,768 $     207,848
  Conversion of Convertible Preferred Stock
    into Class A Common Stock               (202,277)     (202,277)      404,554         4,045
  Net proceeds from the exercise of
    options to purchase common stock
    (Notes 14 and 15)                         -             -             45,924           459
  Issuance of Convertible Preferred Stock as
   payment of dividend                       109,806       109,806        -             -
  Accretion of discount and dividends on
    preferred stocks (Notes 3 and 4)          -             -             -             -
  Net loss                                    -             -             -             -

BALANCE, February 25, 1996                 2,288,567 $   2,288,567    21,235,246 $     212,352














(Continued on Next Page)
Page F-7


           Class B
         Common Stock
                               Additional      Retained         Total
   Number of     Par Value       Paid-in       Earnings     Stockholders'
     Shares         $.01         Capital       (Deficit)       Equity

    2,670,693 $      26,707 $   41,111,259 $  (16,494,113)$   24,743,856

       -             -          26,755,361         -          26,855,288

       -             -           2,008,125         -           2,015,625

       -             -              -          (1,453,511)    (1,453,511)


       -             -              34,740         -              34,869
       -             -              -           3,137,556      3,137,556

    2,670,693 $      26,707 $   69,909,485 $  (14,810,068)$   55,333,683

       -             -           2,976,297         -           5,357,335

       (5,752)          (58)        -              -              -


       -             -              27,352         -              27,583

       -             -             232,152     (1,688,018)    (1,455,866)
       -             -              -             571,918        571,918

    2,664,941 $      26,649 $   73,145,286 $  (15,926,168)$   59,834,653



       -             -             198,232         -              -


       -             -              22,502         -              22,961

       -             -            (109,806)        -              -

       -                           919,223     (1,039,802)      (120,579)
       -             -              -          (1,866,114)    (1,866,114)

    2,664,941 $      26,649 $   74,175,437 $  (18,832,084)$   57,870,921










The accompanying notes are an integral part of these consolidated financial statements.
Page F-8

   TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Year Ended
                                                  February 25,     February 26,     February 27,
                                                  1996             1995             1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $     (1,866,114)$        571,918 $      3,137,556
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities--
       Depreciation and amortization                   3,929,246        4,846,300        5,628,451
       Loss (gain) on disposal of fixed assets          (423,600)          73,773         (113,162)
       Gain on Little Switzerland, Inc. exchange         -            (17,277,988)         -
       Undistributed earnings of affiliates, net
         of minority interest                            673,080          186,087         (227,894)
       Interest paid with issuance of debt
         (Note 3)                                      4,200,569        7,647,666        3,495,571
       Ordinary dividends received from affiliate        -                -              2,045,532
       Change in assets and liabilities--
         (Increase) decrease in accounts
           receivable                                  6,177,243       (1,848,704)      (4,004,014)
         (Increase) decrease in inventories           (9,788,991)      (5,320,015)      (1,595,015)
         (Increase) decrease in prepaid
           expenses and other current assets          (1,382,926)       3,418,272        2,467,636
         (Increase) decrease in other assets            (892,991)       6,542,404        3,722,423
         Increase (decrease) in accounts payable       2,428,237        5,081,668        1,904,443
         Increase (decrease) in accrued expenses        (380,343)      (4,597,420)       2,190,050
         Increase (decrease) in accrued and
           deferred taxes                               (692,779)         478,270          488,181
         Increase (decrease) in other liabilities       (371,899)        (599,231)      (1,162,891)

           Net cash provided by (used in)
             operating activities               $      1,608,732 $       (797,000)$     17,976,867


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets         $        996,610 $         45,331 $        222,746
     Capital expenditures                             (2,734,122)      (2,759,204)      (4,056,307)
     Proceeds from sale of investments                   -                -              3,486,000

           Net cash used in
           investing activities                 $     (1,737,512)$     (2,713,873)$       (347,561)

















The accompanying notes are an integral part of these consolidated financial statements.

Page F-9

TOWN & COUNTRY CORPORATION & SUBSIDIARIES



                                                               For the Year Ended
                                               February 25,    February 26,    February 27,
                                               1996            1995            1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit facilities    $  (257,779,581)$  (279,990,373)$  (206,869,004)
  Proceeds from borrowings under
    revolving credit facilities                  261,854,934     291,108,200     206,869,004
  Decrease (increase) in restricted cash            (100,123)         36,082         (37,971)
  Payments to retire credit facility                 -               -           (37,250,000)
  Proceeds from senior secured notes                 -               -            30,000,000
  Payments on other debt                          (1,926,044)     (7,607,575)    (13,666,180)
  Payment of dividends                              (128,359)        -              (534,617)
  Proceeds from the issuance of common stock          22,961          27,584          34,869
  Payments for recapitalization expenses             -               -            (8,254,790)


        Net cash provided by (used in)
          financing activities               $     1,943,788 $     3,573,918 $   (29,708,689)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $     1,815,008 $        63,045 $   (12,079,383)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                3,336,921       3,273,876      15,353,259

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                    $     5,151,929 $     3,336,921 $     3,273,876


SUPPLEMENTAL CASH FLOW DATA:
CASH PAID DURING THE YEAR FOR:
  Interest                                   $     9,758,857 $     4,908,642 $     6,104,397
  Income taxes                               $       806,463 $     1,119,864 $       589,730


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (Note 2)















The accompanying notes are an integral part of these consolidated financial statements.
Page F-10

                   TOWN & COUNTRY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 25, 1996


        (1)     REFINANCING

On June 7, 1996, the Company received a commitment letter to enter into a new credit agreement from Foothill Capital Corporation ("Foothill"). The agreement would provide senior secured financing consisting of a $40 million revolving credit facility and a $30 million letter of creditin support of a Gold Consignment Facility provided by Fleet Precious Metals ("Fleet"); however, the aggregate amount of the combined facilities which may be outstanding at any date is $65 million. The agreement would be for a period of two years and provides Foothill with an option to renew for three additional years. The loans will bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The agreement will contain standard covenants for facilities of this type including financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios and limitations on dividends, distributions and capital expenditures. Advances under the credit line will be based on eligible accounts receivables and inventory. Foothill will have first security priority interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor supported by the letter of credit. The Company believes that it can meet its working capital needs over the next year through cash flow from operations and the use of funds available under this new credit facility. The closing of this agreement is subject to finalization of documentation.

        (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its controlled domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

        Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform with the presentation of the fiscal 1996 financial statements.

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

        Long-Lived Assets

For the fiscal year beginning on February 26, 1996, the Company is required to adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" . SFAS No. 121 addresses accounting and reporting requirements for long-term assets bas on their fair market values. The Company has not evaluated the impact on its financial condition and results of operations as a result of adopting SFAS No. 121.

        Stock Options

For the fiscal year beginning on February 26, 1996, the Company is required to adopt SFAS No. 123 "Accounting for Stock-Based Compensation" . SFAS No. 123 addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company has not evaluated the impact on its financial condition and results of operations as a result of adopting SFAS No. 123.

        Restricted Cash

Restricted cash includes cash payments from the Company's investment in Solomon Brothers, Limited and cash proceeds with respect to the Zale bankruptcy claim. These funds are escrowed for the benefit of the holders of the Senior Secured Notes. During fiscal 1996 and fiscal 1995, approximately $0.7 million and $6.3 million, respectively, of Senior Secured Notes were redeemed with such proceeds.

        Foreign Currency

The Company is subject to fluctuating foreign currency exchange rates which are reflected currently in the consolidated statements of operations. Transaction and exchange gains and losses have not been material to the consolidated financial position or results of operations for the three years ended February 25, 1996.


        Inventories

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consisted of the following at February 25, 1996, and February 26, 1995:


                     1996            1995

Raw materials     $14,820,768    $16,932,724
Work-in-process     9,947,057      8,266,255
Finished goods     65,370,578     55,150,433
                  $90,138,403    $80,349,412


The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. The Company's intention is that as the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. The Company attempts to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the years ended February 25, 1996, February 26, 1995, and February 27, 1994, these fees totaled approximately $1.4 million, $1.4 million, and $1.5 million, respectively.

The Company does not include the value of consigned gold in inventory or the corresponding liability in borrowings for financial statement purposes. As of February 25, 1996, and February 26, 1995, the Company held approximately 63,000 ounces, valued at $24.9 million, and 67,000 ounces, valued at $25.4 million, respectively, of gold on consignment under its domestic gold agreements. A foreign subsidiary of the Company held an additional 3,100 ounces, valued at $1.2 million, and 5,000 ounces, valued at $1.8 million, outstanding at February 25, 1996, and February 26, 1995, respectively, under a separate consignment agreement (Note 3).

        Advertising

The Company expenses the costs of advertising as incurred, except for certain direct-response advertising costs, which are capitalized and amortized over their expected period of future benefits.

At February 25, 1996, February 26, 1995, and February 27, 1994, advertising expense was approximately $5.8 million, $14.2 million and $11.0 million, respectively. At February 25, 1996 and February 26, 1995, no advertising costs were capitalized.

        Property, Plant and Equipment

The Company provides for depreciation, principally on the straight-line method, at rates adequate to depreciate the applicable assets over their estimated useful lives which range from 3 to 40 years. Certain equipment is depreciated using the declining balance method.

Property and equipment consisted of the following at February 25, 1996, and February 26, 1995:

                          Useful Life
                           Ranges         1996         1995
Real estate               10 - 40 Years   $28,991,637  $29,746,327
Furniture and fixtures     3 -  7 Years     3,754,091    3,564,753
Equipment                  3 - 20 Years    46,161,078   44,358,277
Leasehold improvements     4 - 20 Years     4,795,245    4,450,876
Construction-in-progress                      371,462      134,630
                                          $84,073,513  $82,254,863


        Accrued Expenses

The principal components of accrued expenses at February 25, 1996, and February 26, 1995, are as follows:


                                  1996             1995
Compensation and related costs  $4,721,395     $5,458,037
Customer deposits                4,824,697      4,130,663
Interest                         3,088,712      2,940,499
Commissions                        517,606        545,659
Other                            1,926,159      2,384,054
                               $15,078,569    $15,458,912


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

        Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income (Loss) Per Common Share

Income (loss) per common share is computed based on the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period. Common equivalent shares result from the assumed exercise of stock options and warrants.

        Long-term Intangible Assets

The excess of purchase price over the values assigned to net assets acquired is being amortized using the straight-line method over periods ranging from 30 to 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segments' undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Accumulated amortization was approximately $3,286,000 and $3,103,000 at February 25, 1996, and February 26, 1995, respectively.

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

The Company completed a recapitalization on May 14, 1993 (See Note 3).

During fiscal 1995, the Company had fixed asset additions of approximately $.7 million funded by increases in capital lease obligations.

On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. common stock held by the Company and shares of the Company's Convertible Preferred Stock (See Note 4).

        Financial Instruments

        Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of the instruments.

        Restricted Cash

The Company's restricted cash is invested in short-term, highly-liquid investments. The carrying amount approximates fair value because of the short-term maturity of these investments.

        Investment in Little Switzerland, Inc.

The Company owns 318,962 shares of Little Switzerland, Inc. Common Stock as of February 25, 1996. Of these shares, 152,217 are held by a trustee for the benefit of the holders of the Company's Exchangeable Preferred Stock and are considered held-to-maturity. The remaining shares owned by the Company are considered available-for-sale. The Company believes that the carrying value approximates the fair value of these securities.

        Investment in Solomon Brothers, Limited

The fair value of the Company's investment in Solomon Brothers, Limited is considered to be equal to its carrying value as of February 25, 1996, based on the valuation method agreed upon for the redemption of shares as discussed in
Note 6 and the estimated fair value of the underlying net assets.

Long-Term Subordinated Debt and Exchangeable Preferred Stock

The Company believes that the fair value of the Company's long-term subordinated debt and Exchangeable Preferred Stock approximates its carrying value as of February 25, 1996, based on the valuation methodology required for the recapitalization.

Long-Term Secured Debt

The fair value of the Company's various long-term secured debt, which are secured by various assets, are considered to approximate their carrying value as of February 25, 1996. This conclusion is based on the relationship of carrying value to the value of the related security and the relatively short-term maturities of the related debt.

        (3)     LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt at February 25, 1996, and February 26, 1995, consists of the following:

Town & Country Corporation               1996         1995

Senior Subordinated Notes due 1998
with interest payable semiannually at
13%, including unamortized premium
of $4.0 million and $5.6 million in
1996 and 1995, respectively. The first
four interest payments were made with
issuance of additional notes of
approximately $15.3 million.             $72,843,528   $70,185,718


Senior Secured Notes due 1997 with
interest payable monthly at 11.5%.
Payments required prior to maturity for
proceeds received by the Company related
to the Company's investment in Solomon
Brothers, Limited and/or settlement of
the Zale bankruptcy claim and certain
other limited conditions.                 13,254,000    13,947,000

Senior Subordinated Notes due 1998 with
interest payable semiannually at 13%,
net of unamortized discount of $37,248
and $47,868 in 1996 and 1995,
respectively.                              6,922,752     6,912,132

Subordinated Notes due 1995 with
interest payable semiannually at
10 1/4%, net of unamortized original
issue discount of $3,519 in 1995.         $   -        $   447,481

Subsidiaries

Obligation under New York City
Industrial Development Agency
industrial revenue bond.  Quarterly
interest determined at 75% above
Chemical Bank's "reference" rate
(9% at February 26, 1995).                     -           383,358

Obligation under New York City
Industrial Development Agency
industrial revenue bond. Quarterly
interest determined at 1.25% above
Chemical Bank's "reference" rate
(9% at February 26, 1995).                     -           164,682

Lease obligation for office furniture
and equipment payable in monthly
installments with interest at 9.67%         399,080        621,524

  Other notes                                  -            11,557

                                        $93,419,360    $92,673,452

  Less-Current portion                      244,928      1,235,477

                                        $93,174,432    $91,437,975


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


On May 14, 1993, the Company entered into a revolving credit facility with Foothill Capital Corporation ("Foothill") providing senior secured financing in an aggregate amount of up to $30 million. The line of credit matured on May 14, 1996, and was automatically renewed for a two year period. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate (the highest "prime rate" or "reference rate" announced by an identified group of major banks) selected by Foothill or (b) 8%. The agreement contains the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions, dispositions of assets and capital expenditures. Advances under the credit facility are based on eligible receivables and inventory. Foothill has a first priority security interest in receivables, certain inventory, primarily stones and diamonds, and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries. The Company had $15 million outstanding under its revolving credit agreement, at an effective interest rate of 11.6% at February 25, 1996. The Company had $15 million of additional borrowings available under its revolving credit agreement as of February 25, 1996.

On May 14, 1993, the Company entered into gold agreements with its gold suppliers providing secured gold consignment availability of up to approximately 100,000 troy ounces. The agreements are terminable upon thirty days' written notice and contain the standard covenants for facilities of this type including, without limitation, financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios, and limitations on dividends and distributions and first priority security interest in the precious metal content of inventory. During fiscal 1995, the Company agreed to reduce its gold consignment facilities to approximately 73,000 ounces, and during fiscal 1996, further agreed to reduce its gold consignment facility to approximately 67,000 ounces. The Company had approximately 63,000 troy ounces on consignment at February 25, 1996. In connection with these reductions, some modifications were made to the financial covenants in the gold consignment agreements with the Company's gold suppliers. Subsequent to year-end, the Company agreed to reduce its gold facility to approximately 63,000 ounces.

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

As of February 25, 1996, the Company was not in compliance with certain covenants under its revolving credit and gold agreements and such events of noncompliance have been waived. Subsequent to year end, the Company received a commitment letter from Foothill as described in Note 1.

On May 14, 1993, the Company issued $30 million of Senior Secured Notes due September 15, 1997. Following receipt, by the Company, of cash payments from the Company's investment in Solomon Brothers, Limited and/or cash or other payments from the Zale Companies with respect to the Zale bankruptcy claim, net of certain expenses, the Company is required to redeem an amount of the notes equal to the amount of such net proceeds at a redemption price equal to 100% of the principal amount thereof plus accrued interest, if any. During fiscal 1996 and fiscal 1995, the Company redeemed $0.7 million and $6.3 million, respectively, of Senior Secured notes with such proceeds. In the event that the Company's consolidated net worth declines below a defined minimum (75% of net worth at May 31, 1993, plus 37.5% of net income for each fiscal year thereafter) for two consecutive quarters, the Company is required to make an offer to redeem 7.5% of the outstanding notes semiannually and to continue to do so as long as the condition persists.

On May 14, 1993, the Company issued approximately 2,533,000 shares of Exchangeable Preferred Stock, the outstanding shares of which will be redeemed by the Company on December 31, 2000, for $14.59 per share plus accrued and unpaid dividends payable in cash or shares of Little Switzerland, Inc. common stock. No dividends will be paid until after the second anniversary of the date of issuance of the stock. Thereafter, holders will be entitled to receive cumulative cash dividends at a rate of 6% per annum based on $14.59 per share. Dividends will be payable semiannually on each six-month and twelve-month anniversary of the issuance date. During fiscal 1996, $66,625 of dividends were paid. At any time after March 1, 1994, each share of Exchangeable Preferred Stock may be exchanged by the holder for a share of Little Switzerland, Inc. common stock held by the Company or redeemed by the Company, for cash, at a declining premium through 1998 (See Note 4). At February 25, 1996, cumulative unpaid dividends amounted to $38,865. For the years ended February 25, 1996, and February 26, 1995, accretion of dividends and discount on Exchangeable Preferred Stock amounted to $120,579 and $1,455,866, respectively.

A subsidiary of the Company has available credit line facilities with two banks in Thailand to provide aggregate commercial financing of up to approximately $13.3 million. The subsidiary had no balance outstanding under these lines at February 25, 1996, and February 26, 1995, respectively. This subsidiary also has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 4,800 troy ounces. This agreement runs through December 10, 1996, and is secured by a standby letter of credit for $3.4 million under one of the subsidiary's credit facilities. There were approximately 3,100 ounces on consignment under this gold agreement at February 25, 1996.

On April 3, 1995, the Company repaid approximately $181,000 of its obligation under the New York City Industrial Revenue Development Agency industrial revenue bonds ("IRB"). On April 3, 1995, the remaining obligation, approximately $367,000, was purchased by Foothill. As a result of this transaction, the Company was required to make quarterly payments on the IRB to Foothill. Additionally, the interest rate for the outstanding bonds was modified to be the same as that on the Company's revolving line of credit. On February 22, 1996, the Company repaid its remaining obligation under the IRB, approximately $317,000, to Foothill.

Aggregate maturities of long-term debt for each of the next five years are approximately $245,000, $13,408,000, $75,785,000, $0 and $0, respectively.

        (4)     EXCHANGE OF STOCK

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

        Convertible Preferred Stock

Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. In the event the market price of a share of Class A Common Stock equals or exceeds $3.25 for 30 consecutive trading days, the Company may require the holders of Convertible Preferred Stock to convert such stock into shares of Class A Common Stock at the then-applicable conversion rate. Beginning on November 23, 1995, the Company may redeem, in whole or in part, shares of Convertible Preferred Stock at a price equal to 104% of the liquidation value and thereafter at prices declining annually to 100% of the liquidation value on or after November 23, 1997. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. During fiscal 1996, dividends of approximately $713,000 were paid with the issuance of approximately 110,000 new shares of Convertible Preferred Stock. At February 25, 1996, and February 26, 1995, cumulative unpaid dividends amounted to $438,129 and $232,152, respectively.

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

The Company has agreed with the holders of the Convertible Preferred Stock to register such stock (and the Class A Common Stock into which it is convertible) under the Securities Act and to keep such registration effective until the earlier of (i) the date on which such holders no longer own any of such securities or (ii) the date on which each of the holders has notified the Company that such holder may dispose of all of its securities pursuant to Rule 144(k) under the Securities Act. The effectiveness of the registration statement covering these shares was suspended by the Company on March 28, 1996.

        (5)     INVESTMENT IN LITTLE SWITZERLAND, INC.

The sale of approximately 68% of Little Switzerland, Inc.'s common stock by a subsidiary of the Company resulted in the deconsolidation of Little Switzerland, Inc. in the fiscal 1992 consolidated financial statements of the Company. The continuing investment in Little Switzerland, Inc. is now classified as a long-term asset in the accompanying consolidated balance sheets.

As a result of the exchange discussed in Note 4, the Company's investment in Little Switzerland, Inc., as of November 23, 1994, was reduced to 318,962 shares or approximately 4%. Due to the decrease in ownership, the Company has changed its method of accounting for this investment from the equity method to the cost method.

        (6)     INVESTMENT IN SOLOMON BROTHERS, LIMITED

On May 27, 1988, the Company purchased 410,000 shares of nonvoting, redeemable, cumulative, Participating Preferred Class B Stock of Solomon Brothers, Limited ("Solomon Brothers"), a Bahamian company, for a total purchase price of $17,220,020.

The Company is entitled, as holder, to a fixed, cumulative, preferred dividend equal to 1% of the purchase price annually. The Company is also entitled to a cumulative, ordinary dividend equal to the change in net book value per ordinary share of Solomon Brothers, calculated as if the Company was a holder of ordinary shares, less the preferred dividend and to a fee determined as a percent of cumulative, accrued, unpaid ordinary dividends. The combined dividend rate for the periods ended February 25, 1996, February 26, 1995, and February 27, 1994, was approximately 0%, 0% and 1.1%, respectively. The Company received distributions of $2,045,532 of previously accrued but unpaid ordinary dividends during fiscal 1994. On May 31, 1993, the Company redeemed 83,000 of the Company's shares for approximately $3.5 million. On March 29, 1994, March 20, 1995, and April 4, 1996, as required by the covenants of its Senior Secured Notes, the Company gave written notice to Solomon Brothers of the Company's intention to redeem 70,000, 55,000 and 55,000 additional shares, respectively. Solomon Brothers informed the Company that it would not be able to redeem the March, 1994, March, 1995, and April, 1996, share requests when due, as a result of constraints imposed by its banking facilities. The Company believes its investment is realizable, but it is unable to estimate the timing of future redemption payments. The Company is monitoring Solomon Brothers' operations and financial position and if it determines in the future that carrying value is no longer reflective of fair value, appropriate adjustments will be made.

Presented below is summarized financial information for Solomon Brothers as of and for the years ended October 27, 1995, October 28, 1994 and October 29, 1993, prepared on a basis substantially in accordance with generally accepted accounting principles (GAAP) (Bahamian Dollars, $000s):


                            1995      1994      1993
Working capital             $13,556   $15,094
Total assets                 64,165    73,378
Total shareholders' equity   24,101    27,828

Sales                       $69,952   $63,657   $87,709
Net income (loss)            (3,728)       54   (15,539)

Cash flows from operating
activities                    3,946    (2,346)    3,856


Solomon Brothers' fiscal 1994 information has been restated for consistency purposes for operations which were discontinued in fiscal 1995. Restated information was not available for fiscal 1993.

        (7)     INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, are as follows:

                1996          1995           1994

Domestic        $(2,859,405)  $(1,014,997)   $  221,748
Foreign           1,157,158     3,345,079     3,925,808
                $(1,702,247)  $ 2,330,082    $4,147,556


The components of the provision for income taxes for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, are as follows:


                   1996       1995         1994
Current--
  Federal          $  -       $   -        $  -
  State               -          700,000      636,449
  Foreign           163,867    1,058,164      373,551
  Total provision  $163,867   $1,758,164   $1,010,000


The Company's effective tax rate differs from the federal statutory rate of 35% in fiscal 1996, 1995 and 1994 due to the following:


                                   1996        1995     1994
Computed tax provision
  (benefit) at statutory rate      $(595,786)  $815,529 $1,451,645
Increases (reductions)
  resulting from--
    Difference between U.S.
     and foreign tax rates           221,023  1,061,886    378,940
    State taxes                         -       700,000    636,449
    Tax basis differences related to
      Little Switzerland, Inc.
      common stock exchange             -    (2,110,946)      -
    Items not deductible for
      income tax purposes             92,488     92,488     65,378
    (Utilization) deferral of net
      operating losses               446,142  1,199,207 (1,522,412)
                                     163,867 $1,758,164 $1,010,000


DEFERRED TAX ASSETS (in 000's)                       1996      1995

Restructuring and recapitalization cost accruals     $  2,287  $4,227
Accounts receivable reserves                            2,617   4,120
Accrual for loss on assets held for sale or disposal      561     742
Inventories                                             1,815   1,265
Other                                                   1,945   1,640
Net operating loss carryforwards                       19,666  14,810
      Total gross deferred tax assets                  28,891  26,804
      Less--valuation allowance                       (17,885)(14,782)
      Net deferred tax assets                         $11,006 $12,022

DEFERRED TAX LIABILITIES (in 000's)               1996    1995


Property, plant and equipment, principally due to
  differences in depreciation                     $ 5,629  $6,121
Investments in affiliated companies, principally
  due to undistributed income                       4,971   5,479
Other                                                 406     422
      Total deferred tax liabilities               11,006  12,022
      Net deferred tax asset (liability)          $   -   $   -

The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards.

For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $49 million, subject to Internal Revenue Service review and approval. In addition, net operating loss carryforwards of approximately $1,500,000 were generated by a U.S. subsidiary prior to its acquisition by the Company. Utilization of the subsidiary's net operating loss carryforward is contingent on the subsidiary's ability to generate income in future years. The net operating loss carryforwards will expire from 2009 to 2010 if not utilized.

        (8)     LOSS ON ASSETS HELD FOR SALE OR DISPOSAL

In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant, and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million, no longer considered necessary to its modified business. At February 25, 1996, the disposals have been substantially completed and the remaining reserve, of approximately $1.4 million, represents the expected loss associated with the disposition of the plant site which is being prepared for sale to the Town of Attleboro.

        (9)     ZALE CORPORATION AND AFFILIATES

The Company's largest customer for a number of years has been the Zale Corporation and its affiliated companies. Sales to the Zale Companies were approximately $22 million or 9% of consolidated sales in fiscal 1996 compared to approximately $29 million or 10% of consolidated sales in fiscal 1995 and compared to $33 million or 12% of consolidated sales in fiscal 1994.

The Company's Consolidated Financial Statements at February 28, 1992, originally reflected a net valuation, related to Zale Corporation's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code, of approximately $13 million, which was classified as Other Assets in the Consolidated Balance Sheets, due to the uncertainty of the timing of a final settlement. The Company subsequently received proceeds from Zale and from liquidation of claim assets of approximately $14.5 million and has recognized benefits in selling, general and administrative expenses in the accompanying statement of operations, of approximately $1.5 million in fiscal 1996.

        (10)    CONCENTRATION OF CREDIT RISK

A significant portion of the Company's business activity is with large jewelry retailers and department store chains, many of which are not only subject to the risks associated with economic impacts on retailers of discretionary, consumer goods but also are companies with high debt-to-equity ratios.

        (11)    NONRECURRING EVENTS

Based on the success of its operational restructuring during fiscal 1993, the Company concluded that the Feature facility in New York will not be required as a long-term manufacturing site. The Company expects to maintain a continuing presence in New York in the form of sales and marketing functions, product development, and manufacturing support services, including a repair function and subcontractor control operations. These functions will remain in the Feature facility until the Company is able to sell the facility at a price which it considers acceptable. As a result of its decision to dispose of the facility, the Company adjusted the carrying value of the Feature facility by approximately $5 million, which was recorded as a restructuring charge during the fourth quarter of fiscal 1993. As of February 25, 1996, the Company has not sold this facility.

        (12)    CAPITALIZATION

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

        (13)    COMMITMENTS AND CONTINGENCIES

The Company leases a portion of its Chelsea, Massachusetts, facility comprised of approximately 39,000 square feet of combined manufacturing and administrative space from Carey Realty Trust, a Massachusetts business trust (the "Trust"), which is wholly owned by C. William Carey, the Chairman, President and a major stockholder of the Company. The lease which was revised on March 1, 1996, expires on August 31, 1998, and provides the Company with three ten-year options to renew. The current lease provides for an annual rental payment of approximately $350,000. The Company obtained comparative information from a third party when negotiating the revised lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Certain other Company facilities and equipment are leased under agreements expiring at various dates through 2009. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 25, 1996, are approximately as follows:

 Year       Total Commitment
 1997       $1,908,000
 1998        1,771,000
 1999        1,453,000
 2000        1,208,000
 2001        1,119,000
Thereafter   7,579,000


Lease and rental expense included in the accompanying consolidated statements of operations amounted to approximately $1,919,000, $1,414,000 and $1,090,000 for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, respectively.

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

        (14)    STOCK OPTION PLAN

The Company has three active stock option plans.

An aggregate of 1,500,000 shares of Class A Common Stock were registered for issuance under the 1985 Amended and Restated Stock Option Plan (the "1985 Plan"). Both incentive stock options and nonstatutory stock options were granted under the 1985 Plan. All options outstanding were issued at fair market value at the date of grant. On September 19, 1995, options under the 1985 Plan were repriced at $0.8125, the market price on that date. Granting of options under this plan expired in April, 1995.

An aggregate of 2,000,000 shares of Class A Common Stock were registered for issuance under the 1995 Stock Option and Incentive Plan (together with the 1985 Plan, the "Employee Plans"). Stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock and dividend equivalent rights may be granted under this plan.


The Company also has a stock plan for non-employee directors, the 1994 Non-Employee Directors' Nonqualified Stock Option Plan (the Directors' Plan). Each Director received a one-time grant of 20,000 shares of common stock on October 1, 1994. New directors elected after that date receive 20,000 shares upon their election. Each non-employee director who is a director on the last day of the Company's fiscal year which is more than four full years after the date of their initial grant date will be granted an option to purchase 4,000 additional shares of Class A Common Stock. All such options are immediately exercisable at the fair market value of Class A Common Stock on the date of issuance. The Company has set aside 200,000 shares of stock for issuance under the Directors' Plan.


The following table summarizes the stock option transactions under the Company's option plans for the three years ended February 25, 1996:


                        Employee   Directors'    Price Range
                         Plans       Plan         Per Share

Options Outstanding at
     February 28, 1993    758,500      -          $2.38 - $8.00

     Options granted       50,000      -           2.63
     Options canceled    (70,100)      -           3.00 -  5.63
     Options exercised      -          -

Options Outstanding at
     February 27, 1994    738,400      -          $2.38 - $8.00

     Options granted      598,500    60,000        2.31 -  2.38
     Options canceled    (482,750)     -           2.38 -  8.00
     Options exercised       -         -

Options Outstanding at
     February 26, 1995     854,150   60,000       $2.31 - $6.88

     Options granted     1,680,000   20,000        0.01 -  0.81
     Options canceled     (170,450)    -           0.81 -  2.38
     Options exercised       -         -

Options Outstanding at
     February 25, 1996   2,363,700   80,000       $0.01 - $0.81

Options Excercisable at
     February 25, 1996     542,400   80,000


At February 25, 1996, there were 350,000 shares reserved for future grants under the 1995 Employee Plan and 120,000 shares reserved for grant under the Directors' Plan.

The Company has also granted options not under any plan to consultants and various individuals to purchase up to 2,580,000 of Class A Common Stock at prices ranging from $0.81 to $6.75 per share. On September 19, 1995, non-plan options granted to employees of the Company were repriced at $0.8125, the market price on that date.

        (15)    EMPLOYEE STOCK PURCHASE PLAN

On January 25, 1988, the Board of Directors adopted the 1988 Employee Stock Purchase Plan (the "Stock Purchase Plan") for 500,000 shares of the Class A Common Stock. Under the Stock Purchase Plan, each eligible participating employee is deemed to have been granted an option to purchase shares of the Company's Class A Common Stock on a semiannual basis at a price equal to 90% of the market value on the last day of the period. During the year ended February 25, 1996, 24,146 shares were issued at $0.50 per share and 21,778 shares were issued at $0.50 per share. During the year ended February 26, 1995, 5,855 shares were issued at $2.50 per share and 17,260 shares were issued at $0.75 per share. During the year ended February 27, 1994, 7,926 shares were issued at $2.50 per share and 5,018 shares were issued at $3.00 per share. At February 25, 1996, there were 260,613 shares reserved for issuance under the Stock Purchase Plan.

        (16)    EMPLOYEE BENEFIT PLANS

        (a)     Postemployment Medical Benefits

A subsidiary of the Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.1 million on the delayed recognition method over a period of 20 years.

The following table sets forth the plan status as of February 25, 1996, and February 26, 1995.


                                      1996           1995
Accumulated postretirement benefit
  obligation (in 000's)
    Retired employees                 $(5,710)       $(6,088)
    Active employees                     -               -
      Total                            (5,710)        (6,088)

Plan assets at fair value                -               -
Unfunded accumulated benefit
  obligation in excess of plan assets  (5,710)        (6,088)
Unrecognized net gain                    (336)           (73)
Unrecognized prior service cost           -               -
Unrecognized transition obligation      5,487          5,810
Accrued postretirement medical
  benefit cost                        $  (559)       $  (351)



The net periodic postretirement benefit costs for fiscal 1996 and fiscal 1995 included the following components:


                                          1996      1995   1994
Service cost -- benefits attributed to
  service during the period (in 000's)    $   -      $  -   $ -
Interest cost                               444       474    494
Actual return on assets                       -         -     -
Amortization of unrecognized transition
  obligation                                323       323    324
Net periodic postretirement benefit cost   $767      $797   $818


For measurement purposes, a 9% annual rate of increase in the per-capita cost of covered health care benefits is assumed for fiscal 1996; the rate was assumed to decrease gradually down to 6% for fiscal 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated postretirement benefit obligation as of February 25, 1996, by approximately $380,000 or by 7%, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1996 by approximately $30,000 or by 7%.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in fiscal 1996 and 1995.

        (b)     Pension Plans

Certain subsidiaries of the Company participate in multiemployer pension plans. The plans provide for defined benefits for substantially all unionized employees. The amounts charged for pension contributions were approximately $21,000, $20,000 and $62,000, for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, respectively.

        (c)     Deferred Compensation

A subsidiary of the Company has deferred compensation agreements with certain sales representatives and executives which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The cost of the subsidiary's liability under these compensation agreements has been charged to selling, general and administrative expense. The deferred compensation expense for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, was approximately $57,000, $156,000 and $156,000, respectively.

        (17)    SUBSEQUENT EVENT

On May 20, 1996, the Company entered into an agreement to sell assets and liabilities of its Balfour and Gold Lance subsidiaries constituting substantially all of the operations of Balfour and Gold Lance to Class Rings, Inc. (CRI), a new company formed by Castle Harlan Partners II, L.P. and the Company. Separately, CRI entered into an agreement with CJC Holdings, Inc. (CJC) to acquire its school ring business.

The Company's agreement with CRI is subject to a number of significant contingencies including approval by the Federal Trade Commission and CRI's ability to raise sufficient capital to consummate the acquisition of Balfour and Gold Lance and the acquisition of CJC's school ring business.

Under the Company's agreement with CRI, the Company will receive cash of $55 million, adjustable for the fluctuation in working capital as of the date of closing, 8% of the common stock of CRI and the cash equivalent to the value of gold on hand as of the date of closing. In addition, the Company may receive additional shares of common stock of CRI based on CRI's exceeding certain defined levels of profitability. Under this contingent earnout arrangement, the Company can earn up to an additional 10% interest in the common stock of CRI. If the Company is able to consummate the transaction as contemplated, it is not expected that the transaction would have an unfavorable impact on the Company's financial position and operating results.

(18) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

The securities issued by the Company in connection with the Company's recapitalization, discussed in Note 3, are guaranteed by its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements on a domestic and foreign basis for the Company, the domestic subsidiaries, and the foreign subsidiaries for the years ended February 25, 1996, February 26, 1995 and February 27, 1994, (in 000's). Foreign gross profit includes gross profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.



                                           February 25, 1996 (000's)
ASSETS                             Parent      Domestic      Foreign
                                   Company    Subsidiaries Subsidiaries Eliminations Consolidated

CURRENT ASSETS:
  Cash and cash equivalent     $        115 $      -     $      5,037 $      -     $        5,152
  Restricted cash                       102        -            -            -                102
  Accounts receivable, net               55       50,313        1,918         (991)        51,295
  Inventories                         3,345       84,563        3,221         (991)        90,138
  Prepaid expenses and other
    current assets                      696          792          469        -              1,957

        Total current assets          4,313      135,668       10,645       (1,982)       148,644


PROPERTY, PLANT AND
  EQUIPMENT, at cost                    297       75,649        8,128        -             84,074
Less--Accumulated
  depreciation                          282       39,670        3,863        -             43,815
                                         15       35,979        4,265                      40,259
INTERCOMPANY LOANS                   22,791        -            6,962      (29,753)        -
INVESTMENT IN SUBSIDIARIES          138,894        -            -         (138,894)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                   1,651        -            -            -              1,651

INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  13,734        -            -            -             13,734
OTHER ASSETS                            155        5,917          769        -              6,841
                               $    181,553 $    177,564 $     22,641 $   (170,629)$      211,129













                                              February 25, 1996 (000's)
LIABILITIES AND STOCKHOLDERS'      Parent       Domestic     Foreign
  EQUITY                           Company      Subsidiaries Subsidiaries Eliminations Consolidated


CURRENT LIABILITIES:

  Notes payable                  $     17,524 $     (2,331)$      -     $      -     $       15,193
  Current portion of long-
    term debt                           -              245        -            -                245
  Accounts payable                      1,648       18,490        1,090         (991)        20,237
  Accrued expenses                      3,624       10,719          736        -             15,079
  Accrued and currently
    deferred income taxes                 558        -              102        -                660

        Total current liabilities      23,354       27,123        1,928         (991)        51,414

LONG-TERM DEBT, less
  current portion                      93,020       29,907        -          (29,753)        93,174
LONG-TERM DEFERRED
  INCOME TAXES AND
  OTHER LIABILITIES                     -            1,123        -            -              1,123
MINORITY INTEREST                       -            -            -            5,228          5,228
EXCHANGEABLE PREFERRED STOCK            2,319        -            -            -              2,319
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock           2,289        -            -            -              2,289
  Common stock                            239            5        2,109       (2,114)           239
  Additional paid-in capital           74,175      232,774        8,439     (241,212)        74,176
  Retained earnings (deficit)         (13,843)    (113,368)      10,165       98,213        (18,833)


        Total stockholders' equity     62,860      119,411       20,713     (145,113)        57,871

                                 $    181,553 $    177,564 $     22,641 $   (170,629)$      211,129













                                         February 25, 1996 (000's)
CONSOLIDATING STATEMENT               Parent       Domestic     Foreign
  OF  OPERATIONS                      Company      Subsidiaries Subsidiaries Eliminations Consolidated


NET SALES                           $      -     $    236,559 $     28,353 $    (14,334)$    250,578
COST OF SALES                              -          162,548       23,182      (12,589)     173,141
  Gross profit                      $      -     $     74,011 $      5,171 $     (1,745)$     77,437
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                    454       62,328        3,962         (754)      65,990
  Income (loss) from operations     $       (454)$     11,683 $      1,209 $       (991)$     11,447
INTEREST EXPENSE, net                      9,427      (22,536)         633        -          (12,476)
MINORITY INTEREST                          -            -            -             (673)        (673)
  Income (loss) before income taxes $      8,973 $    (10,853)$      1,842 $     (1,664)$     (1,702)
PROVISION (BENEFIT)
  FOR INCOME TAXES                          (147)         147          164        -              164
  Net income (loss)                 $      9,120 $    (11,000)$      1,678 $     (1,664)$     (1,866)






























                                             February 25, 1996 (000's)
CONSOLIDATING STATEMENT            Parent       Domestic     Foreign
  OF  CASH FLOWS                   Company      Subsidiaries Subsidiaries Eliminations Consolidated


CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                        $      9,120 $    (11,000)$      1,678 $     (1,664)$     (1,866)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization              (1,461)       4,766          624        -            3,929
    Loss (gain) on disposal of
      fixed assets                              -             (417)       -               (6)        (423)
    Interest paid by issuance of debt           4,201        -            -            -            4,201
    Undistributed earnings of
      affiliates net of minority interest         287        -            -              386          673
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                                     19        5,140        2,113       (1,095)       6,177
  (Increase) decrease in
    inventories                                (2,632)      (9,309)       1,161          991       (9,789)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                     (1,057)        (260)         (66)       -           (1,383)
  (Increase) decrease in other
    assets                                         16         (429)        (480)       -             (893)
  Increase (decrease) in accounts
    payable                                        67        1,820         (554)       1,095        2,428
  Increase (decrease) in accrued
    expenses                                   (1,532)         695          457        -             (380)
  Increase (decrease) in accrued
    and deferred taxes                           (266)       -             (427)       -             (693)
  Increase (decrease) in other
    liabilities                                 -             (371)          (1)       -             (372)
        Net cash provided by
          (used in) operating
          activities                     $      6,762 $     (9,365)$      4,505 $       (293)$      1,609









 CONSOLIDATING STATEMENT OF                   February 25, 1996 (000's)
   CASH FLOWS (Continued)             Parent       Domestic     Foreign
                                     Company      Subsidiaries Subsidiaries Eliminations Consolidated

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from sale of fixed
     assets                         $      -     $        961 $         35 $      -     $        996
   Capital expenditures                       (1)      (2,326)        (407)       -           (2,734)
         Net cash provided by
           (used in) investing
           activities               $         (1)$     (1,365)$       (372)$      -     $     (1,738)
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on revolving credit
     facility                       $   (259,532)$      1,752 $      -     $      -     $   (257,780)
   Proceeds from borrowings under
     revolving credit facility            261,855        -            -            -          261,855
   (Increase) decrease in restricted
     cash                                    (100)       -            -            -             (100)
   Change in intercompany notes
     payable                               (7,722)       9,760       (3,653)       1,615        -
   Payments on debt                        (1,150)        (782)       -            -           (1,932)
   Payment of dividends                       (67)       -             (272)         211         (128)
   Proceeds from the issuance of
     common stock                              23        -               77          (77)          23
         Net cash provided by
           (used in) financing
           activities               $     (6,693)$     10,730 $     (3,848)$      1,749 $      1,938
 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $         74 $      -     $        279 $      1,462 $      1,815
 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                          41        -            4,758       (1,462)       3,337
 CASH AND CASH EQUIVALENTS AT
   END OF YEAR                      $        115 $      -     $      5,037 $      -     $      5,152










                                              February 26, 1995 (000's)
ASSETS                             Parent      Domestic      Foreign
                                   Company    Subsidiaries Subsidiaries Eliminations Consolidated

CURRENT ASSETS:
  Cash and cash equivalent     $         41 $      -     $      4,758 $     (1,462)$        3,337
  Restricted cash                         2        -            -            -                  2
  Accounts receivable, net               74       55,453        4,031       (2,086)        57,472
  Inventories                        (2,109)      78,076        4,382        -             80,349
  Prepaid expenses and other
    current assets                     (361)         532          403        -                574

        Total current assets         (2,353)     134,061       13,574       (3,548)       141,734

PROPERTY, PLANT AND
  EQUIPMENT, at cost                    296       74,210        7,749        -             82,255
Less--Accumulated
  depreciation                          255       35,444        3,320        -             39,019
                                         41       38,766        4,429        -             43,236
INTERCOMPANY LOANS                   13,728        2,008        3,463      (19,199)        -
INVESTMENT IN SUBSIDIARIES          148,501        -            -         (148,501)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                   1,651        -            -            -              1,651
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  13,734        -            -            -             13,734
OTHER ASSETS                            211        5,687          370        -              6,268
                               $    175,513 $    180,522 $     21,836 $   (171,248)$      206,623



















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






















                                                  February 26, 1995 (000's)
CONSOLIDATING STATEMENT            Parent       Domestic     Foreign
  OF  CASH FLOWS                   Company      Subsidiaries Subsidiaries Eliminations Consolidated


CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net income (loss)                     $     16,375 $    (18,028)$      2,710 $       (485)$        572
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization           (1,302)       5,513          635        -            4,846
    Loss on disposal of fixed assets         -               70            4        -               74
    Gain on Little Switzerland, Inc.
      exchange                             (17,278)       -            -            -          (17,278)
    Interest paid by debt issuance           7,648        -            -            -            7,648
    Undistributed earnings of
      affiliates net of minority
      interest                                (588)       -            -              774          186
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                               1,522         (339)      (1,449)      (1,583)      (1,849)
  (Increase) decrease in
    inventories                                210       (5,003)        (168)        (359)      (5,320)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                     594        2,798          (55)          81        3,418
  (Increase) decrease in other
    assets                                      56        6,340          146        -            6,542
  Increase (decrease) in accounts
    payable                                   (248)       3,157          590        1,583        5,082
  Increase (decrease) in accrued
    expenses                                (3,830)        (191)        (576)       -           (4,597)
  Increase (decrease) in accrued
    and deferred taxes                         498         (275)         266          (11)         478
  Increase (decrease) in other
    liabilities                              -             (599)       -            -             (599)
        Net cash provided by
          (used in) operating
          activities                  $      3,657 $     (6,557)$      2,103 $      -     $       (797)





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










                                            February 27, 1994 (000's)
ASSETS                             Parent      Domestic      Foreign
                                   Company    Subsidiaries Subsidiaries Eliminations Consolidated

CURRENT ASSETS:
  Cash and cash equivalent     $        145 $         58 $      5,125 $     (2,054)$        3,274
  Restricted cash                        38        -            -            -                 38
  Accounts receivable, net            1,596       54,678        2,684       (3,334)        55,624
  Inventories                        (1,899)      73,073        4,214         (359)        75,029
  Prepaid expenses and other
    current assets                      233        3,329          349           81          3,992

        Total current assets            113      131,138       12,372       (5,666)       137,957

PROPERTY, PLANT AND
  EQUIPMENT, at cost                    290       71,832        7,219        -             79,341
Less--Accumulated
  depreciation                          208       30,666        2,762        -             33,636
                                         82       41,166        4,457        -             45,705
INTERCOMPANY LOANS                    1,098          957        1,534       (3,589)        -
INVESTMENT IN SUBSIDIARIES          163,819        -            -         (163,819)        -
INVESTMENT IN LITTLE
  SWITZERLAND, INC.                  13,304        -            -            -             13,304
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  13,734        -            -            -             13,734
OTHER ASSETS                            303       12,331          587        -             13,221
                               $    192,453 $    185,592 $     18,950 $   (173,074)$      223,921

















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




Report of Independent Public Accountants
On Schedules


To Town & Country Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Town & Country Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated May 17, 1996 (except for the matter discussed in Note 1 and Note 17 for which the date is June 7, 1996 and May 20, 1996, respectively). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14 (a) (2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.





Boston, Massachusetts                   Arthur Andersen LLP
May 17, 1996

                                                                 SCHEDULE II

                                          Valuation Accounts



                          Balance                  Write-offs,    Balance
                          Beginning                 Net of         End of
      Description         of year      Provision    Recoveries     Year

  Allowance for Doubtful
    Accounts:

  For the Year Ended:

  February 25, 1996       $ 7,780,000 $     464,000 $   (6,124,000)$   2,120,000
  February 26, 1995         5,510,000     5,473,000     (3,203,000)    7,780,000
  February 27, 1994         4,910,000     2,550,000     (1,950,000)    5,510,000




































                                                            EXHIBITS


                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES









  Exhibits, other than Exhibits 10.4, 11, 22, 24.1, and 27, have been omitted.




The Company will supply, upon written request, copies of any exhibit from the Document list.

                                                           EXHIBIT 11





                      Earnings Per Share Computations
                      Five Years Ended
                      (Unaudited)




                             February 25,  February 26, February 27, February 28, February 29
                                 1996         1995         1994         1993         1992
  PRIMARY EPS:

  Net income (loss)           $  (1,866,114)$    571,918 $  3,137,556 $(47,295,592)$(19,018,207)
  Accretion of discount and
    dividends on preferred
    stocks                       (1,039,802)  (1,688,019)  (1,453,511)     -            -
  Net income (loss)
    attributable to
    common stock              $  (2,905,916)$ (1,116,101)$  1,684,045 $(47,295,592) $(19,018,207)

  Weighted average common
    shares outstanding           23,769,323   23,433,173   21,205,949   12,450,290   12,005,752
  Weighted shares issued from
    exercise and assumed
    exercise of:
      warrants                       -             -            -            -            -
      options                        -             -            -            -            -
  Shares for EPS
    calculation                  23,769,323   23,433,173   21,205,949   12,450,290   12,005,752

  Reported EPS:

  Income (loss) before
    extraordinary gain
    and accretion of discount
    and dividends on
    preferred stocks          $       (0.08)$       0.02 $       0.15 $      (3.80)$      (1.64)
  Extraordinary gain                     -            -            -           -           0.06
  Accretion of discount and
    dividends on preferred
    stocks                            (0.04)       (0.07)       (0.07)       -            -
  Net income (loss)
    per common share          $       (0.12)$      (0.05)$       0.08 $      (3.80)$      (1.58)





  Fully Diluted EPS:

For the five years presented in this exhibit, there is no dilution from Primary EPS.












This exhibit should be reviewed in conjunction with Note 2 of Notes to Consolidated Financial Statements.

                                                  EXHIBIT 22


                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                         Subsidiaries of the registrant


Set forth below is a list of the Registrant's subsidiaries (1) as of February 25, 1996, with their state or other jurisdiction of incorporation, names under which they do business, and the percentage of their voting securities owned by the Registrant as of such date:



                                                                       Percent
Name                                        Incorporation and Date    Ownership
Essex International Public Company Limited  Thailand, 1984             70%
Gold Lance, Inc.                            Massachusetts, 1986       100%
L.G. Balfour Company, Inc.                  Delaware, 1982            100%
Anju Jewelry Limited                        Hong Kong, 1973           100%
Town & Country Fine Jewelry Group, Inc. (2) Massachusetts, 1991       100%


   -----------------------


(1) Excluded are the names of particular subsidiaries, which, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of February 25, 1996.

(2) Verilyte Gold, Inc. and Feature Enterprises, Inc. were merged into Town & Country Fine Jewelry Group, Inc. as of May 14, 1993.

                                                       EXHIBIT 24.1



                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-2, File No. 33-49028, on Form S-8, File No. 33-23860, and Form S-2, File No. 33-57407.


                                                          Arthur Andersen LLP
Boston, Massachusetts
May 17, 1996