Form 10-Q
period 1996-05-26
TOWN & COUNTRY CORP
filed 1996-07-09
CIK 768608

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  x   ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 26, 1996

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
  (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification number)

                 25 Union Street, Chelsea, Massachusetts 02150
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (617) 884-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On June 21, 1996, the Registrant had outstanding 23,288,187 shares of Class A Common Stock, $.01 par value and 2,664,941 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,297,963 shares of Convertible Preferred Stock, $1 par value, outstanding on June 21, 1996. These shares are immediately convertible into 2,595,926 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION
                                                             Form 10-Q Page 2
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                      May 26,             February 25,
                                                        1996                  1996
ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                      $     4,502,093       $     5,151,929
  Restricted cash                                        102,613               102,012
  Accounts receivable--
    Less allowances for doubtful
      accounts of $2,231,000 at
      5/26/96 and $2,120,000 at
      2/25/96                                         55,985,594            51,294,879
  Inventories (Note 3)                                83,719,033            90,138,403
  Prepaid expenses and other
    current assets                                     2,716,103             1,956,537

        Total current assets                         147,025,436           148,643,760

PROPERTY, PLANT & EQUIPMENT, at cost                  84,684,583            84,073,513
  Less - Accumulated depreciation                     44,847,311            43,814,604

                                                      39,837,272            40,258,909

INVESTMENT IN AFFILIATES                              15,385,482            15,385,482

OTHER ASSETS                                           6,752,701             6,841,345

                                                 $   209,000,891       $   211,129,496



The accompanying notes are an integral part of these consolidated financial statements.

  TOWN & COUNTRY CORPORATION                                      Form 10-Q
                                                                  Page 3


  CONSOLIDATED BALANCE SHEETS (Continued)


                                                     May 26,               February 25,
                                                     1996                  1996
  LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)

  CURRENT LIABILITIES:
    Notes payable to banks (Note 2)                $    24,412,507       $    15,193,176
    Current portion of long-term debt (Note 2)             250,896               244,928
    Accounts payable                                    17,168,788            20,237,262
    Accrued expenses                                     9,247,706            15,078,569
    Accrued taxes                                          565,850               659,744

          Total current liabilities                     51,645,747            51,413,679

  LONG-TERM DEBT, less current portion
    (Note 2)                                            92,708,986            93,174,432

  OTHER LONG-TERM LIABILITIES                            1,146,376             1,122,625

          Total liabilities                            145,501,109           145,710,736

  COMMITMENTS AND CONTINGENCIES
  MINORITY INTEREST                                      5,199,328             5,228,363

  EXCHANGEABLE PREFERRED STOCK, $1.00
    par value--$14.59 preference value-
      Authorized--200,000 shares
      Issued and outstanding--152,217 shares             2,283,132             2,319,476

  STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value-
    Authorized and unissued--800,000 shares                --                    --
  Convertible preferred stock, $1.00 par
    value, $6.50 preference value
    Authorized--4,000,000 shares
    Issued and outstanding--1,977,905 and
      2,288,567 shares, respectively                     1,977,905             2,288,567
  Class A Common Stock, $ .01 par value-
    Authorized--40,000,000 shares
    Issued and outstanding--21,928,103
      and 21,235,246 shares, respectively                  219,281               212,352
  Class B Common Stock, $.01 par value-
    Authorized--8,000,000 shares
    Issued and outstanding--2,664,941 shares                26,649                26,649
  Additional paid-in capital                            74,703,142            74,175,437
  Retained deficit                                     (20,909,655)          (18,832,084)
          Total stockholders' equity                    56,017,322            57,870,921
                                                   $   209,000,891       $   211,129,496




  The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                       Form 10-Q
                                                                 Page 4


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            For the Three Months Ended
                                                             May 26,           May 28,
                                                              1996              1995


NET SALES                                                $    58,264,124 $    68,970,983

COST OF SALES                                                 38,065,900      47,074,559

  Gross profit                                           $    20,198,224 $    21,896,424

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES                                                    18,975,526      19,100,906


  Income from
    operations                                           $     1,222,698 $     2,795,518

INTEREST EXPENSE,                                             (3,026,151)     (2,971,881)
  net

MINORITY INTEREST                                                 29,035        (122,299)
























The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                       Form 10-Q
                                                                 Page 5


CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)


                                                            For the Three Months Ended
                                                              May 26,          May 28,
                                                               1996             1995


LOSS BEFORE
  INCOME TAXES                                           $    (1,774,418)$      (298,662)


PROVISION FOR
  INCOME TAXES                                                    80,025         215,762

NET LOSS                                                 $    (1,854,443)$      (514,424)

ACCRETION OF DISCOUNT
  AND DIVIDENDS ON
  PREFERRED STOCKS                                               223,128         243,735

LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS                                           $    (2,077,571)$      (758,159)

LOSS PER COMMON
  SHARE (Note 4):                                        $         (0.09)$         (0.03)

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 4):                                                   24,317,210      23,575,577


















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 6


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months Ended
                                                   May 26,             May 28,
                                                   1996                1995



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $    (1,854,443)    $      (514,424)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization                          708,983           1,204,708
   Undistributed earnings of affiliates,
    net of minority interest                             (29,035)            122,299
  Interest paid with issuance of debt                    --                4,200,569
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                      (4,690,715)         (6,399,943)
    Decrease (increase) in inventory                   6,419,370             713,886
    Decrease (increase) in prepaid
      expenses and other current assets                 (759,566)           (347,519)
    Decrease (increase) in other assets                   11,929             (14,176)
    Increase (decrease) in accounts
      payable                                         (3,068,474)         (3,405,381)
    Increase (decrease) in accrued
      expenses                                        (5,830,863)         (1,330,368)
    Increase (decrease) in accrued taxes                 (93,894)             84,019
    Increase (decrease) in other
      liabilities                                         23,751              24,264

        Net cash used in operating
          activities                                  (9,162,957)         (5,662,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (630,070)           (536,106)
Proceeds from sale of certain assets                      19,000              11,376

        Net cash used in investing
          activities                                    (611,070)           (524,730)







The accompanying notes are an integral part of these consolidated financial statements.

   TOWN & COUNTRY CORPORATION                                        Form 10-Q
                                                                     Page 7


   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
   (Unaudited)

                                                 For the Three Months Ended
                                                 May 26,             May 28,
                                                 1996                1995
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on revolving credit facilities     $   (50,435,747)    $   (58,650,746)
   Proceeds from borrowings under
     revolving credit facilities                    59,655,078          67,283,383
   Payments on long-term debt                          (59,038)           (246,527)
   Proceeds from issuance of common stock               31,125             --
   Payment of dividends                                (66,626)            --
   Decrease (increase) in restricted cash                 (601)           (243,680)

           Net cash provided by
             financing activities              $     9,124,191     $     8,142,430

   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                      $      (649,836)    $     1,955,634

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             5,151,929           3,336,921

   CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                             $     4,502,093     $     5,292,555

   SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period for:
     Interest                                  $     5,382,974     $     1,016,172
     Income taxes                                      205,006             134,685


   Supplemental Disclosure of Noncash Investing and Financing Activities (Note 5)
















   The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 26, 1996


        (1)     Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 25, 1996, the Company's financial position as of May 26, 1996, and the results of its operations and cash flows for the quarters ended May 26, 1996 and May 28, 1995.

The results of operations for the quarter ended May 26, 1996, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 25, 1996, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 25, 1996. Except as disclosed below, the Company has made no change in these policies during the quarter ended May 26, 1996.

Long-Lived Assets

On February 26, 1996, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS No. 121 addresses accounting and reporting requirements for long-term assets based on their fair market values. The Company's financial condition and results of operations were not materially impacted as a result of adopting SFAS No. 121.

Stock Options

On February 26, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". The Company intends to continue accounting for its stock based compensation plans for employees in accordance with Accounting Principles Board Opinion (APB) No. 25. Under SFAS 123, companies choosing to continue to use APB No. 25 to account for stock based compensation plans for employees, must make footnote disclosure of the effects that use of the valuation methods described in SFAS 123 would have on their earnings per share. The Company will disclose this information in the notes to its financial statements for the fiscal year ended February 23, 1997. The company accounts for non-employee stock based compensation under SFAS 123.

        (2)     Loan Arrangements

On July 3, 1996, the Company entered into a new credit agreement with Foothill Capital Corporation ("Foothill"). The agreement provides senior secured financing consisting of a $40 million revolving credit facility and a $30 million letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals ("Fleet"); however, the aggregate amount of the combined facilities which may be outstanding at any date is $65 million. The agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios and limitations on dividends, distributions and capital expenditures. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first security priority interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 13, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company makes semiannual cash interest payments of approximately $4.5 million including a payment on May 15, 1996.

As of May 26, 1996, approximately $24.4 million was outstanding under the Company's revolving credit agreement with Foothill.

During the first quarter of fiscal 1997, the Company agreed to reduce its domestic gold facilities from 67,000 troy ounces to 63,000 troy ounces. A subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of May 26, 1996, approximately 67,700 ounces of gold valued at approximately $26.4 million were on consignment under the Company's gold consignment facilities.

        (3)     Inventories

Inventories consisted of the following at May 26, 1996, and February 25, 1996:



                       May 26,          February 25,
                        1996              1996
Raw Materials       $12,130,929        $14,820,768
Work-in-Process       8,884,225          9,947,057
Finished Goods       62,703,879         65,370,578
                    $83,719,033        $90,138,403


        (4)     Loss Per Common Share

Loss per common share is computed by adjusting the Company's net loss for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common shares outstanding during each period.


(5) Supplemental Disclosure of Noncash Investing and Financing Activity

On May 15, 1995, the Company issued approximately $4.2 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installment. Approximately $2.5 million of this amount was classified as accrued expenses in the February 26, 1995, Consolidated Balance Sheet.

        (6)     Subsequent Event

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended May 26, 1996, Compared to the Quarter Ended May 28, 1995

Net sales for the fiscal quarter ended May 26, 1996, decreased approximately $10.7 million or 15.5% from approximately $69.0 million in fiscal 1996 to approximately $58.3 million in fiscal 1997. This decrease has been primarily in sales of fine jewelry which the Company believes have been affected by a general softening of demand for colored-stone products. The Company believes that in the highly competitive colored-stone and diamond product categories, it needs to improve its ability to meet customer expectations.

Gross profit for the fiscal quarter ended May 26, 1996, was $20.2 million compared with $21.9 million for the first quarter of fiscal 1996. Lower sales of lower margin fine jewelry products coupled with level sales of higher margin scholastic products have resulted in a change in product mix. This change combined with modest margin improvements at the Company's Balfour subsidiary have resulted in an improvement in gross profit margin from 31.7% for the quarter ended May 28, 1995, to 34.6% for the quarter ended May 26, 1996.

Selling, general and administrative (SG&A) expenses for the fiscal quarter ended May 26, 1996, were approximately the same as during the corresponding period in fiscal 1996. As a percentage of net sales, SG&A expenses increased from 27.7% in fiscal 1996 to 32.6% in fiscal 1997. This percentage increase primarily relates to SG&A expenses for the Company's fine jewelry businesses remaining level with the first quarter of fiscal 1996 while net sales in these businesses have decreased.

Net interest expense for the fiscal quarter ended May 26, 1996, was approximately the same as during the corresponding quarter of fiscal 1996. The Company's average borrowings for the fiscal quarter ended May 26, 1996, increased approximately $2 million from approximately $111 million in fiscal 1996 to approximately $113 million in fiscal 1997. The weighted average interest rate was approximately 11.4% for the first quarter of fiscal 1996 and approximately 11.2% for the first quarter of fiscal 1997.

Although the Company had a taxable loss for the fiscal quarter ended May 26, 1996, the Company recorded a tax provision of approximately $80,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities during the quarter ended May 26, 1996, was approximately $9.1 million compared with $5.7 million for the same quarter of fiscal 1996. The difference in cash used in operations from fiscal 1997 to fiscal 1996 is principally due to the $4.5 million interest payment made in fiscal 1997 which was made with the issuance of additional notes in fiscal 1996.

Cash used in investing activities for the quarter ended May 26, 1996, was $0.6 million compared to $0.5 million in fiscal 1996. The increase is due to higher capital expenditures in the current period.

Cash provided by financing activities was approximately $9.1 million for the quarter ended May 26, 1996, compared with $8.1 million for the quarter ended May 28, 1995. The change in cash provided by financing activities is the result of higher net borrowings on the Company's revolving credit facility.

The Company's net cash position increased from approximately $5.2 million at February 25, 1996, to approximately $4.5 million at May 26, 1996.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10    Material Contracts

     10.1 Loan Agreement among Town & Country Corporation, Town & Country Fine Jewelry Group, Inc., Gold Lance, Inc., L.G. Balfour Company Inc. and Foothill Capital Corporation dated July 3, 1996.

     10.2 Second Amended and Restated Consignment Agreement by and between Fleet Precious Metals Inc. and Town & Country Corporation, Town & Country Fine Jewelry Group, Inc., L.G. Balfour Company and Gold Lance, Inc. dated July 3, 1996.

     10.3 Creditor Agreement by and between Foothill Capital Corporation and Fleet Precious Metals, Inc. dated July 3, 1996.

     11    Earnings Per Share Computations

     27    Financial Data Schedule

(b)     Reports on Form 8-K

        There were no Form 8-K filings during the first quarter ended May 26, 1996.

                                   SIGNATURES
                               -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TOWN & COUNTRY CORPORATION
                                                          (Registrant)


Date:  July 9, 1996                      /s/ Francis X. Correra
                                          ---------------------------------
                                          Francis X. Correra
                                          Senior Vice President and
                                          Chief Financial Officer



   TOWN & COUNTRY CORPORATION                                              EXHIBIT 11

   Earnings Per Share Computations
   (Unaudited)

                                                          For the Three Months Ended
                                                            May 26,         May 28,
                                                              1996           1995

   PRIMARY EPS:
   Net loss                                             $   (1,854,443)$     (514,424)
   Accretion of discount and dividends
     on preferred stocks                                       223,128        243,735
   Loss attributable to common
     stockholders                                       $   (2,077,571)$     (758,159)


   Weighted average common
     shares outstanding                                     24,317,210     23,575,577
   Weighted shares issued from
     exercise and assumed execise of:
     warrants                                                  --             --
     options                                                   --             --
   Shares for EPS
     calculation                                            24,317,210     23,575,577



   REPORTED EPS:
   Net loss                                             $        (0.08)$        (0.02)
   Accretion of discount and dividends
     on preferred stocks                                         (0.01)         (0.01)
   Loss per common share                                $        (0.09)$        (0.03)


   FULLY DILUTED EPS:

   For the periods presented in this exhibit, there is no dilution from Primary
EPS.











   This exhibit should be reviewed in conjunction with Note 4 of Notes to Consolidated Financial Statements.