Form 10-Q
period 1996-08-25
TOWN & COUNTRY CORP
filed 1996-10-25
CIK 768608

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                      04-2384321
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
      or organization)                                        Number)

                 25 Union Street, Chelsea, Massachusetts 02150
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (617) 884-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to s uch filing requirements for the past 90 days. Yes X No

On September 30, 1996, the Registrant had outstanding 23,301,192 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,366,631 shares of Convertible Preferred Stock, $1 par value, outstanding on September 30, 1996. These shares are immediately convertible into 2,733,262 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 2
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS


                                            August 25,           February 25,
                                              1996                  1996
                                           (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $2,778,318             $5,151,929
  Restricted cash                               103,513                102,012
  Accounts receivable--
    Less allowances for doubtful
      accounts of $6,436,000 at
      8/25/96 and $2,120,000 at
      2/25/96                                43,919,333            51,294,879
  Inventories (Note 4)                       50,096,093            90,138,403
  Prepaid expenses and other
    current assets                            3,407,989             1,956,537

        Total current assets            $   100,305,246       $   148,643,760

PROPERTY, PLANT & EQUIPMENT, at cost    $    85,543,386       $    84,073,513
  Less - Accumulated depreciation            45,888,473            43,814,604

                                        $    39,654,913       $    40,258,909

INVESTMENT IN AFFILIATES                $    15,385,482       $    15,385,482

OTHER ASSETS                            $     6,366,443       $     6,841,345

                                        $   161,712,084       $   211,129,496























The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 3


CONSOLIDATED BALANCE SHEETS (Continued)

                                              August 25,         February 25,
                                                1996                  1996
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)

CURRENT LIABILITIES:

      Notes payable to banks (Note 3)         $24,856,833       $15,193,176
      Current portion of long-term debt
        (Note 3)                                6,636,770           244,928
      Accounts payable                         18,649,521        20,237,262
      Accrued expenses                          8,514,882        15,078,569
      Accrued taxes                               484,833           659,744

         Total current liabilities            $59,142,839       $51,413,679

    LONG-TERM DEBT, less current portion
      (Note 2)                                $85,827,695       $93,174,432

    OTHER LONG-TERM LIABILITIES                $1,055,354       $ 1,122,625

            Total liabilities                $146,025,888      $145,710,736

    COMMITMENTS AND CONTINGENCIES
    MINORITY INTEREST                          $5,022,637       $ 5,228,363

    EXCHANGEABLE PREFERRED STOCK, $1.00
      par value--$14.59 preference value-
        Authorized--200,000 shares
        Issued and outstanding--
        152,217 shares                         $2,313,333       $2,319,476

    STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value-
      Authorized and unissued--800,000 and
        2,266,745 shares, respectively        $  --            $      --
    Convertible Preferred Stock, $1.00 par
      value, $6.50 preference value
      Authorized--4,000,000 and
        2,533,255 shares, respectively
      Issued and outstanding--1,366,631 and
        2,288,567 shares, respectively          1,366,631         2,288,567
    Class A Common Stock, $ .01 par value-
      Authorized--40,000,000 shares
      Issued and outstanding--23,301,178
        and 21,235,246 shares, respectively        233,012           212,352
    Class B Common Stock, $.01 par value-
      Authorized--8,000,000 shares
      Issued and outstanding--
      2,664,941 shares                             26,649            26,649
    Additional paid-in capital                 75,399,374        74,175,437
    Retained deficit                          (68,675,440)      (18,832,084)
            Total stockholders' equity       $  8,350,226       $57,870,921
                                             $161,712,084      $211,129,496



The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                           Form 10-Q
                                                                        Page 4


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                        For the Three Months      For the Six Months
                               Ended                     Ended
                      August 25,     August 27,   August 25,    August 27,
                         1996            1995       1996            1995


NET SALES           $43,192,085     $48,194,042    101,456,209    $117,165,025

COST OF SALES        30,315,885      33,549,046     68,381,785      80,623,605

INVENTORY CHARGE
   (Note 1)          35,521,000      --             35,521,000      --

Gross profit (loss)$(22,644,800)    $14,644,996    $(2,446,576)    $36,541,420

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES           21,928,851      15,448,826     40,904,377      34,549,732


  Income (loss)from
    operations     $(44,573,651)       (803,830)  $(43,350,953)     $1,991,688

INTEREST EXPENSE,
  net                (3,125,377)     (3,077,090)    (6,151,528)     (6,048,971)

MINORITY INTEREST       112,275        (212,352)       141,310        (334,651)






























    The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                         Form 10-Q
                                                                      Page 5


CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

                     For the Three Months Ended      For the Six Months Ended
                       August 25,     August 27,     August 25,      August 27,
                          1996          1995            1996            1995


LOSS BEFORE
  INCOME TAXES          $(47,586,753)  $(4,093,272)  $(49,361,171)   $(4,391,934)


PROVISION FOR
  INCOME TAXES                60,000        87,740       140,025        303,502

  NET LOSS              $(47,646,753) $(4,181,012)  $(49,501,196)   $(4,695,436)

ACCRETION OF DISCOUNT
  AND DIVIDENDS ON
  PREFERRED STOCKS           119,032      287,304        342,160        531,039

LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS          $(47,765,785) $(4,468,316)  $(49,843,356)   $(5,226,475)

LOSS PER COMMON
  SHARE (Note 5):          $(1.86)      $(0.19)        $(1.99)         $(0.22)

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 5):               25,706,935   23,774,892     25,012,072     23,675,234























    The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                           Form 10-Q
                                                                        Page 6


CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)


                                             For the Six Months Ended
                                          August 25,          August 27,
                                             1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $   (49,501,196)    $    (4,695,436)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization             1,438,352           2,355,676
  Loss on disposal of certain
    assets                                      --                  1,138
  Undistributed earnings of affiliates,
    net of minority interest                 (141,310)            334,652
  Interest paid with issuance of debt                           4,200,569
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                            7,375,546           5,382,086
    Decrease (increase) in inventory       40,042,310          (4,339,040)
    Decrease (increase) in prepaid
      expenses and other current assets    (1,451,452)           (602,775)
    Decrease (increase) in other assets       333,132            (346,102)
    Increase (decrease) in accounts
      payable                              (1,587,741)           (982,259)
    Increase (decrease) in accrued
      expenses                             (6,563,687)         (2,992,385)
    Increase (decrease) in accrued taxes     (174,911)           (362,468)
    Increase (decrease) in other
      liabilities                             (67,271)           (136,508)
         Net cash used in operating
          activities                      (10,298,228)         (2,182,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                       (1,537,885)         (1,191,035)
Proceeds from sale of certain assets           26,001              10,370
         Net cash used in investing
          activities                       (1,511,884)         (1,180,665)








    The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                        Form 10-Q
                                                                     Page 7


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                For the Six Months Ended
                                              August 25,          August 27,
                                                1996                1995
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities $(99,482,302)      $(117,253,432)
Proceeds from borrowings under
  revolving credit facilities            109,145,959         123,192,699
Payments on long-term debt                  (135,610)         (1,462,053)
Proceeds from the issuance
  of common stock                             40,994              12,073
Decrease (increase) in restricted cash        (1,501)              1,344
Payment of dividend                         (131,039)            (61,734)

        Net cash provided by
          financing activities           $ 9,436,501        $  4,428,897

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  $ (2,373,611)       $  1,065,380

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      5,151,929           3,336,921

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  2,778,318        $  4,402,301

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                              $  7,164,987         $ 2,448,318
  Income taxes                               210,006             696,146


Supplemental Disclosure of Noncash Investing and Financing Activities (Note 6)



















The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 8
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 25, 1996

(1)Inventory Charge

During the period from late August up to and including the issuance of this report, the Company implemented a program to recycle approximately $44 million of inventory to recover gold and diamonds to meet immediate production requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company has charged second quarter operations approximately $35.5
million.   Of this amount only approximately $2.5 million was
incurred in the second quarter. The remaining approximately $33.0 million represents third quarter activity, including a $2.9 million provision as an estimate of additional activity which will be required.

These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' shipping requirements.

(2)      Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 25, 1996, the Company's financial position as of August 25, 1996, and the results of its operations for the three- and six-month periods ended August 25, 1996, and August 27, 1995, and cash flows for the six-month periods ended August 25, 1996, and August 27, 1995.

The results of operations for the six months ended August 25, 1996 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations and the significant inventory charge taken in the three-months ended August 25, 1996.

The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 25, 1996, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 25, 1996. Except as disclosed below, the Company has made no change in these policies during the six months ended August 25, 1996.

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

Stock Options

On February 26, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". The Company intends to continue accounting for its stock based compensation plans for employees in accordance with Accounting Principles Board Opinion (APB) No. 25. Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock based compensation plans for employees, must make footnote disclosure of the effects that use of the valuation methods described in SFAS No. 123 would have on their earnings per share. The Company will disclose this information in the notes to its consolidated financial statements for the fiscal year ended February 23, 1997. The company accounts for non-employee stock based compensation under SFAS No. 123.

(3)     Loan Arrangements

On July 3, 1996, the Company entered into a new credit agreement with Foothill Capital Corporation ("Foothill"). The agreement provides senior secured financing consisting of a $40 million revolving credit facility and a $30 million letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals ("Fleet"); however, the aggregate amount of the combined facilities which may be outstanding at any date is $65 million. The agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage, minimum net worth, minimum working capital, debt to net worth and current ratios and limitations on dividends, distributions and capital expenditures. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

The Company's results of operations created potential violations of certain financial covenants in its working capital facility. The Company has received waivers of these financial covenants from Foothill. The Company is currently discussing with its lender permanent modifications of the covenants in the working capital facility. There can be no assurance, however, that the Company and its lenders will be able to agree upon such modifications to the working capital facility. The working capital facility, pursuant to its terms, is expected to be amended following completion of the Balfour sale (Note 7), to reflect such sale.

During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 13, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company is obligated to make semiannual cash interest payments of approximately $4.5 million. Such a payment was made on May 15, 1996, and the next payment is due to be made on November 15, 1996.

In charging the second quarter with the inventory charge, the Company has reduced its net worth below a covenant threshold established in the Senior Secured Notes and Senior Subordinated Notes. If the Company's net worth remains below this threshold for two consecutive quarters, within 45 days thereafter, the Company is required to make an offer to redeem 7.5% of the outstanding notes under these two indentures, and to continue to offer such redemptions semiannually as long as the condition
persists.   If such redemption needed to be made, the first such
redemption offer of approximately $6.2 million would need to be
made on or about January 8, 1997.   Such redemption would be
made sixty days thereafter, on or about March 9, 1997. An assumed bond redemption amount has been included in current portion of long-term debt on the accompanying Consolidated Balance Sheet as of August 25, 1996.

The Company is currently taking action to amend the indentures to the Senior Secured Notes and the Senior Subordinated Notes. Such amendments would, among other things, reduce the covenant threshold referred to above to a level that is below the Company's current net worth. To amend each indenture, the Company believes it must receive the written consent of the holders of at least a majority in principal amount of the outstanding notes under each indenture. Such a majority has executed such written consents. However, such consents and the related amendments shall not be effective until the Trustees of the indentures have approved and executed them the Company and its lender under its working capital facility have entered into a written amendment to the working capital facility which modifies the financial covenants set forth in the working capital facility. Therefore, there can be no assurances that such written consents shall become effective and that the indentures will be amended.

The Company's domestic gold facility provides secured gold consignment availability of approximately 70,000 troy ounces. A subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of August 25, 1996, approximately 68,000 ounces of gold valued at approximately $25.8 million were on consignment under the Company's gold consignment facilities.

(4)Inventories

Inventories consisted of the following at August 25, 1996, and February 25, 1996:

                             August 25,     February 25,
                                1996            1996
Raw Materials               $10,509,726     $14,820,768
Work-in-Process              10,926,966       9,947,057
Finished Goods               28,659,401      65,370,578
                             ----------      ----------
                            $50,096,093     $90,138,403

(5)Loss Per Common Share

Loss per common share is computed by adjusting the Company's net loss for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common shares outstanding during each period.

(6) Supplemental  Disclosure of Noncash Investing and Financing  Activities
On May 15, 1995, the Company issued approximately $4.2 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installment. Approximately $2.5 million of this amount was classified as accrued expense in the February 26, 1995, Consolidated Balance Sheet.

(7) Agreement for the Sale of Subsidiary Assets

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

The Federal Trade Commission (FTC), which has had the transaction under review since May 1996, has given preliminary approval to a modified agreement between the Company and CRI.

Under the modifications which received preliminary approval by the FTC, the purchase price has been adjusted to $44 million, adjustable for the fluctuation in working capital from January 28, 1996 to the date of closing, plus the cash equivalent to the value of gold on hand as of the date of closing. The Company will not receive any stock interest in CRI. The Company will retain the operations of Gold Lance. The Company is working to reflect such changes in an amended purchase agreement which is anticipated to be completed in the near future.

Completion of the proposed transaction, as modified, is contingent upon certain closing conditions being met, including, without limitation, final Federal Trade Commission approval, CRI's ability to raise sufficient capital to complete the acquisition and the parties entering into an amended purchase agreement. There can be no assurance as to the timing of the completion of such transaction or as to whether such transaction shall be consummated. The transaction, if consummated, is not expected to have an unfavorable impact on the Company's financial position.

The Company also has agreements to sell a number of real estate parcels, the principal component of which is its building in New York City. Although the closings of these real estate sales are subject to a number of contingencies, and there can be no assurance that any or all of these real estate parcels will be sold, the Company currently expects to close these sales prior to the end of the current fiscal year. If all of the real estate parcels were to be sold, the Company expects that it would realize net proceeds of approximately $7.8 million of cash and should not have a significant effect on results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the inability to: (i) obtain permanent modifications of certain covenants in the Company's working capital facility;
(ii) amend the indentures to the Senior Secured notes and the Senior Subordinated Notes; (iii) sell the Company's Balfour subsidiary and (iv) close certain real estate transactions described herein.

Results of Operations for the Six Months Ended August 25, 1996
Compared to the Six Months Ended August 27, 1995

During the period from late August up to and including the issuance of this report, the Company implemented a program to recycle approximately $44 million of inventory to recover gold and diamonds to meet immediate production requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company has charged second quarter operations approximately $35.5
million.   Of this amount only approximately $2.5 million was
incurred in the second quarter. The remaining approximately $33.0 million represents third quarter activity, including a $2.9 million provision as an estimate of additional activity which will be required.

These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' shipping requirement.

Net sales for the six months ended August 25, 1996, decreased $15.7 million or 13.4 % from $117.2 million in fiscal 1996 to $101.5 million in fiscal 1997. Current year sales of fine jewelry have decreased approximately $15.1 million or 20.2% over
the corresponding period in fiscal 1996.   The Company is
working to improve its product offerings, reduce the cost of procurement and provide a higher standard of service to convince its customer base that the Company should get a larger piece of their business.

Cost of goods sold for the six months ended August 25, 1996, decreased approximately $12.2 million from $80.6 million in fiscal 1996 to $68.4 million in fiscal 1997. Margin on sales increased 1.4% from 31.2% in fiscal 1996 to 32.6% in fiscal 1997. Gross profit margin has benefited from the higher mix of Balfour sales to total sales where scholastic product margin is higher than fine jewelry.

Selling, general, and administrative expenses for the current period increased approximately $6.3 million from $34.6 million in fiscal 1996 to $40.9 million in fiscal 1997. As a percentage of net sales, selling, general, and administrative expenses were approximately 10.8% higher in the current year than for the six months ended August 27, 1995. Included in the period were charges of approximately $5.5 million in excess of expected costs to resolve disputed items with customers.

Net interest expense for the six months ended August 25, 1996, increased approximately $0.1 million relative to the corresponding period in fiscal 1996.

Although the Company had a taxable loss for the six months ended August 25, 1996, a tax provision of approximately $140,000 was recorded. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions, as well as state and foreign income taxes.

Liquidity and Working Capital

The Company's results of operations created potential violations of certain financial covenants in its working capital facility. The Company has received waivers of these financial covenants from Foothill. The Company is currently discussing with its lender permanent modifications of the covenants in the working capital facility. There can be no assurance, however, that the Company and its lenders will be able to agree upon such modifications to the working capital facility. The working capital facility, pursuant to its terms, is expected to be amended following completion of the Balfour sale (Note 7), to reflect such sale.

In charging the second quarter with the inventory charge, the Company has reduced its net worth below a covenant threshold established in the Senior Secured Notes and Senior Subordinated Notes. If the Company's net worth remains below this threshold for two consecutive quarters, within 45 days thereafter, the Company is required to make an offer to redeem 7.5% of the outstanding notes under these two indentures, and to continue to offer such redemptions semiannually as long as the condition
persists.   If such redemption needed to be made, the first such
redemption offer of approximately $6.2 million would need to be
made on or about January 8, 1997.   Such redemption would be
made sixty days thereafter, on or about March 9, 1997. An assumed bond redemption amount has been included in current portion of long-term debt on the accompanying Consolidated Balance Sheet as of August 25, 1996.

The Company is currently taking action to amend the indentures to the Senior Secured Notes and the Senior Subordinated Notes. Such amendments would, among other things, reduce the covenant threshold referred to above to a level that is below the Company's current net worth. To amend each indenture, the Company believes it must receive the written consent of the holders of at least a majority in principal amount of the outstanding notes under each indenture. Such a majority has executed such written consents. However, such consents and the related amendments shall not be effective until the Trustees of the indentures have approved and executed them and the Company and its lender under its working capital facility have entered into a written amendment to the working capital facility which modifies the financial covenants set forth in the working capital facility. Therefore, there can be no assurances that such written consents shall become effective and that the indentures will be amended.

An interest payment of approximately $4.5 million on the Senior
Subordinated Notes is due on November 15, 1996.

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

The Federal Trade Commission (FTC), which has had the transaction under review since May 1996, has given preliminary approval to a modified agreement between the Company and CRI.

Under the modifications which received preliminary approval by the FTC, the purchase price has been adjusted to $44 million, adjustable for the fluctuation in working capital from January 28, 1996 to the date of closing, plus the cash equivalent to the value of gold on hand as of the date of closing. The Company will not receive any stock interest in CRI. The Company will retain the operations of Gold Lance. The Company is working to reflect such changes in an amended purchase agreement which is anticipated to be completed in the near future.

Completion of the proposed transaction, as modified, is contingent upon certain closing conditions being met, including, without limitation, final Federal Trade Commission approval, CRI's ability to raise sufficient capital to complete the acquisition and the parties entering into an amended purchase agreement. There can be no assurance as to the timing of the completion of such transaction or as to whether such transaction shall be consummated. The transaction, if consummated, is not expected to have an unfavorable impact on the Company's financial position.

The Company also has agreements to sell a number of real estate parcels, the principal component of which is its building in New York City. Although the closings of these real estate sales are subject to a number of contingencies, and there can be no assurance that any or all of these real estate parcels will be sold, the Company currently expects to close these sales prior to the end of the current fiscal year. If all of the real estate parcels were to be sold, the Company expects that it would realize net proceeds of approximately $7.8 million of cash and should not have a significant effect on results of operations.

Cash used in operating activities for the six months ended August 25, 1996 was approximately $10.3 million, compared with a use of approximately $2.2 million for the corresponding period
of fiscal 1996.   The additional cash requirements are the
result of the earnings deterioration and the requirement to make cash interest payments on the 13% Senior Subordinated Notes.

Cash used in investing activities for the six months ended
August 25, 1996 was approximately $1.5 million versus approximately $1.2 million for the corresponding period in fiscal 1996.

Cash provided by financing activities was approximately $9.4 million for the six months ended August 25, 1996, compared with $4.4 million for the six months ended August 27, 1995. Cash generated from financing activities was primarily used to fund operations during both periods. The Company was able to finance a portion of its operating cash requirements from cash available at foreign subsidiaries.

The Company's net cash position decreased from approximately
$5.2 million at February 25, 1996, to approximately $2.8 million at August 25, 1996.

Item 4. Submission of Matters to a Vote of Security-Holders

On July 18, 1996, the Company held its Annual Meeting of Stockholders. At this meeting, one matter was submitted for a vote of the stockholders: election of one director. The following votes were cast on the foregoing matter:

BROKER
                             FOR        WITHHELD       NON-VOTE
Election of Charles Hill  44,479,437     36,142         473,252


Directors C. William Carey, Richard E. Floor, Marcia C. Morris and William Schawbel continue their terms of office.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


     11     Earnings Per Share Computations
     27     Financial Data Schedule
     99     Waiver of Events of Default with respect to the
              "Non-Compliance Items

    (b)     Reports on Form 8-K

There were no Form 8-K filings during the second quarter ended August 25, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TOWN & COUNTRY CORPORATION
                                                          (Registrant)


Date:  October 25, 1996                           /s/ Francis X. Correra
                                                  --------------------------
                                                  Francis X. Correra
                                                  Senior Vice President and
                                                  Chief Financial Officer

TOWN & COUNTRY CORPORATION                                          EXHIBIT 11

Earnings Per Share Computations
(Unaudited)

                       For the Three Months Ended     For the Six Months Ended
                        August 25,     August 27,      August 25,     August 27,
                          1996           1995            1996           1995
PRIMARY EPS:
Net loss               $(47,646,753) $(4,181,012)    $(49,501,196)  $(4,695,436)
Accretion of discount
  and dividends
  on preferred stocks       119,032      287,304          342,160       531,039
Loss attributable to
  common stockholders  $(47,765,785) $(4,468,316)    $(49,843,356)  $(5,226,475)

Weighted average common
  shares outstanding     25,706,935   23,774,892       25,012,072    23,675,234
Weighted shares issued
  from exercise and
  assumed execise of:
     warrants                  --             --              --             --
     options                   --             --              --             --
Shares for EPS
  calculation            25,706,935   23,774,892        25,012,072   23,675,234


REPORTED EPS:
Net loss                 $(1.85)       $(0.18)          $(1.98)        $(0.20)
Accretion of discount
  and dividends
  on preferred stocks     (0.01)        (0.01)           (0.01)         (0.02)
Loss per common share    $(1.86)       $(0.19)          $(1.99)        $(0.22)


FULLY DILUTED EPS:

For the periods  presented in this  exhibit,  there is no dilution  from Primary
EPS.




















    This exhibit should be reviewed in conjunction with Note 4 of Notes to Consolidated Financial Statements.

TOWN & COUNTRY CORPORATION                                           EXHIBIT 27
FINANCIAL DATA SCHEDULE

Cash and cash items                                                $ 2,778,318
Marketable securities                                                 --
Notes and accounts receivable--
  Trade                                                             50,355,333
Allowances for doubtful accounts                                     6,436,000
Inventory                                                           50,096,093
Total current assets                                               100,305,246
Property, plant and equipment                                       85,543,386
Accumulated depreciation                                            45,888,473
Total assets                                                       161,712,084
Total current liabilities                                           59,142,839
Bonds, mortgages, and similar debt                                  85,827,695
Common stock                                                           259,661
Preferred stock--
    Mandatory redemption                                             2,313,333
No mandatory redemption                                              1,366,631
Other stockholders' equity                                           6,723,934
Total liabilities and stockholders' equity                         161,712,084
Net sales of tangible products                                     101,456,209
Total revenues                                                     101,456,209
Cost of tangible goods sold                                         68,381,785
Total costs and expenses applicable to
   sales and revenues                                               68,381,785
Other costs and expenses                                            70,026,162
Provision for doubtful accounts and notes                            6,399,215
Interest and amortization of debt discount                           6,151,528
Income (loss) before taxes and other items                         (49,361,171)
Income tax expense                                                     140,025
Income (loss) continuing operations                                (49,501,196)
Discontinued operations                                              --
Extraordinary items                                                  --
Cumulative effect--
   Changes in accounting principles                                  --
Net income (loss) per common share                                 (49,843,356)
Earnings per share--
   Primary                                                              $(1.99)
   Fully diluted                                                        $(1.99)

                                                                   EXHIBIT 99

                          FOOTHILL CAPITAL CORPORATION

                                                               October 24, 1996



Town & Country Corporation
Town & Country Fine Jewelry Group, Inc.
Gold Lance, Inc.
L.G. Balfour Company, Inc.
25 Union Street
Chelsea, Massachusetts 02150

Re: Waivers of Events of Default with respect to the "Non-Compliance Items" as defined below

Gentlemen:

Reference is made to the Loan Agreement dated as of July 3, 1996 (as the same heretofore may have been amended or modified, the "Agreement") between Foothill Capital Corporation ("Lender") and Town & Country Corporation, Town & Country Fine Jewelry Group, Inc., Gold Lance, Inc., and L.G. Balfour Company, Inc. (collectively, "Borrower"). Terms used herein and not otherwise defined herein shall have the meaning ascribed thereto in the Agreement.

Borrower has advised Lender that:

1. Borrower is not in compliance with Section 6.13(a) of the Agreement on August 25, 1996, because Borrower failed to maintain the minimum ratio of Consolidated Current Assets divided by Consolidated Current Liabilities required therein at all times;

2. Borrower is not in compliance with Section 6.13(b) of the Agreement on August 25, 1996, because Borrower failed to maintain the minimum Consolidated Tangible Net Worth required therein at all times;

3. Borrower is not in compliance with Section 6.13(c) of the Agreement on August 25, 1996, because Borrower failed to maintain the minimum Working Capital amount required therein at all times;

4. Borrower is not in compliance with Section 6.13(d) of the Agreement on August 25, 1996, because Borrower failed to maintain the minimum Consolidated Interest Coverage Ratio required therein for the twelve (12) month period ended August 25, 1996; and

5. Borrower is not in compliance with Section 6.13(f) of the Agreement on August 25, 1996, because Borrower failed to maintain a ratio of Consolidated Total Senior Liabilities divided by Consolidated Tangible Capital Base not more than the ratio required therein at all times;

(the  foregoing   items  1,  2,  3,  4,  and  5  are  referred
to herein, collectively, as the "Non-Compliance Items"). Borrower has asked Lender to waive any Event of Default that may have been occasioned by any of the Non-Compliance Items. Lender hereby waives any Event of Default that may have been occasioned solely by any of the Non-Compliance Items.

The waiver of the Non-Compliance Items is limited to the specifics hereof, shall not apply with respect to any facts or occurrences other than those on which the applicable Non-Compliance Item is based, shall not excuse future non-compliance with the Agreement (as it may from time to time be amended), including Section 6.13 thereof, and except as expressly set forth herein, shall not operate as a waiver or an amendment of any right, power or remedy of Lender, nor as a consent to any further or other matter, under the Loan Documents.

This waiver shall not be effective until Lender advises
Borrower in writing that Lender has obtained any consents that Lender may need or require from participants of Lender.

Cordially,

Foothill Capital Corporation
By:  /s/Anthony Aloi
Name: Anthony Aloi
Title:   Senior Vice President

FOOTHILL

October 24, 1996


Mr. Robert Hannon
Town & Country Corporation
25 Union Street
Chelsea, MA 02150

Dear Bob:

This letter should serve as notice that Foothill Capital has received proper consent from our participants and the "Waiver of Event of Default with respect to the Non-Compliance Items" dated October 24, 1996, is now effective.


Sincerely


/S/ Anthony Aloi
Anthony Aloi
Assistant Vice President

CC:
Bruce Hilowitz, CIT
Alan Ghole, FINOVA Capital Corporation
Kevin Vaughan, Textron Financial Corporation
Britt Terrell, Coast Business Credit




                          Foothill Capital Corporation
                        617-624-4400 / Fax 617-722-9493
                 60 State Street, Suite 1150, Boston, MA 02109