Form 10-Q
period 1996-11-24
TOWN & COUNTRY CORP
filed 1996-12-31
CIK 768608

FORM 10Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly  period  ended     November 24, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from           to

                        Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION
          (Exact name of Registrant as specified in its charter

       Massachusetts                                       04-2384321
 (State or other jurisdiction                          (I.R.S.  Employer
 of incorporation                                        Identification
 or  organization)                                         Number)
                                25 Union Street,
                          Chelsea, Massachusetts 02150
              (Address of principal executive offices) (Zip Code)
 Registrant's telephone number, including area code (617) 884-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On December 16, 1996, the Registrant had outstanding 23,313,212 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,401,351 shares of Convertible Preferred Stock, $1 par value, outstanding on December 16, 1996. These shares are immediately convertible into 2,802,702 shares of Class A Common Stock.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the effects on continuing operations of the Balfour sale, the inability of the Company to amend its Working Capital Facility as a result of the Balfour transaction and the Company's inability to sell or sublease its real estate located in Attleboro and North Attleboro, Massachusetts.

TOWN & COUNTRY CORPORATION                                          Form 10-Q
                                                                       Page 2
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS


                                                    November 24,          February 25,
                                                        1996                  1996
ASSETS                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $       739,773       $     5,151,929
  Restricted cash                                        105,305               102,012
  Accounts receivable--
    Less allowances for doubtful
      accounts of $3,659,000 at
      11/24/96 and $2,120,000 at
      2/25/96                                         69,533,940            51,294,879
  Inventories (Note 4)                                45,929,148            90,138,403
  Prepaid expenses and other
    current assets                                     6,857,776             1,956,537

        Total current assets                     $   123,165,942       $   148,643,760

PROPERTY, PLANT & EQUIPMENT, at cost             $    75,012,025       $    84,073,513
  Less - Accumulated depreciation                     43,541,372            43,814,604

                                                 $    31,470,653       $    40,258,909

INVESTMENT IN AFFILIATES                         $    17,246,585       $    15,765,482

OTHER ASSETS                                     $     5,873,035       $     6,461,345

                                                 $   177,756,215       $   211,129,496

The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 3

CONSOLIDATED BALANCE SHEETS (Continued)

                                                       November 24,          February 25,
                                                       1996                  1996
    LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)

    CURRENT LIABILITIES:
      Notes payable to banks (Note 3)                $    31,547,641       $    15,193,176
      Current portion of long-term debt (Note 3)          13,441,325               244,928
      Accounts payable                                    22,710,933            20,237,262
      Accrued expenses                                    13,004,900            15,078,569
      Accrued taxes                                          646,098               659,744

            Total current liabilities                $    81,350,897       $    51,413,679

    LONG-TERM DEBT, less current portion
      (Note 3)                                       $    78,528,150       $    93,174,432

    OTHER LONG-TERM LIABILITIES                      $     1,063,094       $     1,122,625

            Total liabilities                        $   160,942,141       $   145,710,736

    COMMITMENTS AND CONTINGENCIES
    MINORITY INTEREST                                $     5,114,636       $     5,228,363

    EXCHANGEABLE PREFERRED STOCK, $1.00
      par value--$14.59 preference value-
        Authorized--200,000 shares
        Issued and outstanding--152,217 shares       $     2,343,534       $     2,319,476

    STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value-
      Authorized and unissued--800,000 and
        2,266,745 shares, respectively               $       --            $       --
    Convertible Preferred Stock, $1.00 par
      value, $6.50 preference value
      Authorized--4,000,000 and
        2,533,255 shares, respectively
      Issued and outstanding--1,407,361 and
        2,288,567 shares, respectively                     1,407,361             2,288,567
    Class A Common Stock, $ .01 par value-
      Authorized--40,000,000 shares
      Issued and outstanding--23,301,192
        and 21,235,246 shares, respectively                  233,012               212,352
    Class B Common Stock, $.01 par value-
      Authorized--8,000,000 shares
      Issued and outstanding--2,664,927 shares                26,649                26,649
    Additional paid-in capital                            75,561,343            74,175,437
    Retained deficit                                     (67,872,461)          (18,832,084)
            Total stockholders' equity               $     9,355,904       $    57,870,921
                                                     $   177,756,215       $   211,129,496

The accompanying notes are an integral part of these consolidated financial statements.

 TOWN & COUNTRY CORPORATION                                           Form 10-Q
                                                                         Page 4


 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                             For the Three Months Ended        For the Nine Months Ended
                            November 24,     November 26,     November 24,    November 26,
                            1996                 1995         1996            1995


 NET SALES                $    80,527,978 $    86,395,380   $   181,984,187 $   203,560,405

 COST OF SALES                 55,154,612      58,990,465       123,536,397     139,614,070

 INVENTORY CHARGE (Note 1)        --              --             35,521,000         --

   Gross profit           $    25,373,366 $    27,404,915   $    22,926,790 $    63,946,335

 SELLING, GENERAL &
   ADMINISTRATIVE
   EXPENSES                    20,425,922      17,753,273        61,330,299      52,303,005


   Income (loss) from
     operations           $     4,947,444 $     9,651,642   $   (38,403,509)$    11,643,330

 INTEREST EXPENSE, net         (3,017,241)     (3,257,106)       (9,168,769)     (9,306,077)

 MINORITY INTEREST                (91,999)       (306,465)           49,311        (641,116)

 GAINS/LOSSES ON SALES OF
   REAL ESTATE (Note 7)          (742,330)        417,220          (742,330)        417,220

 The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 5

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

                             For the Three Months Ended        For the Nine Months Ended
                             November 24,    November 26,      November 24,    November 26,
                             1996            1995              1996            1995


    INCOME (LOSS) BEFORE
      INCOME TAXES         $     1,095,874 $     6,505,291   $   (48,265,297)$     2,113,357
    PROVISION (BENEFIT)
      FOR INCOME TAXES                  60,000        (131,002)          200,025         172,500

    NET INCOME (LOSS)      $     1,035,874 $     6,636,293   $   (48,465,322)$     1,940,857

    ACCRETION OF DISCOUNT
      AND DIVIDENDS ON
      PREFERRED STOCKS             232,890         255,320           575,050         786,359

    INCOME (LOSS)
      ATTRIBUTABLE TO
      COMMON STOCKHOLDERS  $       802,984 $     6,380,973   $   (49,040,372)$     1,154,498

    INCOME (LOSS)PER COMMON
      SHARE (Note 5):      $          0.03 $          0.27   $        (1.94) $          0.05

    WEIGHTED AVERAGE
      COMMON SHARES
      OUTSTANDING
      (Note 5):                 25,966,119      23,834,596        25,330,088      23,728,355


The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                          Form 10-Q
                                                                       Page 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       For the Nine Months Ended
                                                       November 24,        November 26,
                                                       1996                1995
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                $   (48,465,322)    $     1,940,857
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities-
      Depreciation and amortization                         2,428,956           3,158,261
      Loss (gain) on disposal of certain
        assets                                               742,330            (417,220)
      Undistributed earnings of affiliates,
        net of minority interest                             (49,311)            641,116
      Interest paid with issuance of debt                    --                4,200,569
      Change in assets and liabilities--
        Decrease (increase) in accounts
          receivable                                     (18,239,061)        (29,916,289)
        Decrease (increase) in inventory                  44,209,255          (7,168,729)
        Decrease (increase) in prepaid
          expenses and other current assets               (3,148,465)         (1,508,121)
        Decrease (increase) in other assets                  385,629            (565,989)
        Increase (decrease) in accounts
          payable                                          2,473,671          12,285,254
        Increase (decrease) in accrued
          expenses                                        (2,073,669)         (2,487,790)
        Increase (decrease) in accrued taxes                 (13,646)           (634,678)
        Increase (decrease) in other
          liabilities                                        (59,531)           (121,007)

            Net cash used in operating
              activities                                 (21,809,164)        (20,593,766)

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (2,307,208)         (1,964,608)
    Investment in affiliate                               (1,481,103)           (380,000)
    Proceeds from sale of certain assets                   5,135,955             950,772

            Net cash provided by (used in) investing
              activities                                   1,347,644          (1,393,836)


  The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION                                        Form 10-Q
                                                                     Page 7

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                  For the Nine Months Ended
                                                  November 24,        November 26,
                                                 1996                1995
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on revolving credit facilities     $  (160,742,252)    $  (170,254,833)
    Proceeds from borrowings under
      revolving credit facilities                   177,096,717         193,562,171
    Payments on long-term debt                         (211,755)         (1,535,039)
    Proceeds from the issuance of common stock           40,989              12,072
    Decrease (increase) in restricted cash               (3,293)            (37,624)
    Payment of dividends                               (131,042)           (128,359)

            Net cash provided by
              financing activities              $    16,049,364     $    21,618,388

    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      $    (4,412,156)    $      (369,214)

    CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                             5,151,929           3,336,921

    CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                             $       739,773     $     2,967,707

    SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period for:
      Interest                                  $    12,572,804     $     8,033,387
      Income taxes                                      258,600             810,265

Supplemental Disclosure of Noncash Investing and Financing Activities (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 24, 1996

     (1) Inventory Charge

     During the period from late August up to and including the issuance of this report, the Company implemented a program to recycle approximately $44 million of inventory to recover gold and diamonds to meet immediate production requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged second quarter operations approximately $35.5 million. Of this amount approximately $2.5 million was incurred in the second quarter. The remaining approximately $33.0 million represents third quarter activity. Final valuation of recovered diamonds and stones and inventory reconciliations are currently expected to be completed during the fourth quarter of fiscal 1997.

     These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' shipping requirements.

     (2) Significant Accounting Policies

     The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 25, 1996, the Company's financial position as of November 24, 1996, and the results of its operations for the three- and nine-month periods ended November 24, 1996, and November 26, 1995, and cash flows for the nine-month periods ended November 24, 1996, and November 26, 1995.

     The results of operations for the nine months ended November 24, 1996 are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations and the significant inventory charge taken in the quarter ended August 25, 1996.

     The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 25, 1996, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 25, 1996. Except as disclosed below, the Company has made no change in these policies during the nine months ended November 24, 1996.

     Certain reclassifications have been made to the fiscal 1996 financial statements to conform with presentation of the fiscal 1997 financial statements.

Long-Lived Assets

     On February 26, 1996, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". SFAS No. 121 addresses accounting and reporting requirements for long-term assets based on their fair market values. The Company's financial condition and results of operations were not materially impacted as a result of adopting SFAS No. 121.

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

     The Company's results of operations created a potential violation of a financial covenant in its working capital facility. The Company has received a waiver of this financial covenant from Foothill. The working capital facility, pursuant to its terms, is expected to be amended following completion of the Balfour sale (Note 8), to reflect such sale.

     During the first quarter of fiscal 1996, the Company used its final PIK to make the semiannual interest payment due May 13, 1995, on the 13% Senior Subordinated Notes, due May 31, 1998, with approximately $4.2 million of additional notes. The Company is obligated to make semiannual cash interest payments of approximately $4.5 million. Such payments were made on May 15, 1996 and on November 14, 1996, in accordance with the loan agreement.

     In charging the second quarter with the inventory charge, the Company reduced its net worth below a covenant threshold established in the Senior Secured Notes and Senior Subordinated Notes. The Company has amended the indentures to the Senior Secured Notes and the Senior Subordinated Notes. Such amendments, among other things, reduced the covenant threshold referred to above to a level that is below the Company's net worth as of November 24, 1996.

     The Company's domestic gold facility provides secured gold consignment availability of approximately 70,000 troy ounces. A subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of November 24, 1996, approximately 64,000 ounces of gold valued at approximately $24.0 million were on consignment under the Company's gold consignment facilities.

(4) Inventories

     Inventories consisted of the following at November 24, 1996, and February 25, 1996:

                          November 24, 1996     February 25, 1996
Raw Materials                $14,321,815           $14,820,768
Work-in-Process               12,868,462             9,947,057
Finished Goods                18,738,871            65,370,578
                             $45,929,148           $90,138,403

(5) Income (Loss) Per Common Share

     Income (loss) per common share is computed by adjusting the Company's net income (loss) for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common and common equivalent, where dilutive, shares outstanding during each period.

(6) Supplemental Disclosure of Noncash Investing and Financing Activities

     On May 15, 1995, the Company issued approximately $4.2 million in new 13% Senior Subordinated Notes due May 31, 1998, as payment of the semiannual interest installment. Approximately $2.5 million of this amount was classified as accrued expense in the February 26, 1995, Consolidated Balance Sheet.

     During the third quarter of fiscal 1997, the Company sold two properties on which it accepted notes totaling approximately $0.9 million as payment of portions of the sales prices.

(7) Sale of Real Estate

     On November 14, the Company sold its building in New York City for a gross sale price of $6.2 million, of which $5.3 million was paid in cash. The Company has a note receivable for the remaining $0.9 million which bears interest at 9% per annum and is due on January 15, 1997. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the carrying value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale.

(8) Sale of Balfour

     Assets On December 16, 1996, the Company sold certain assets of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. (CBI) a new company formed by Castle Harlan Partners II, L.P. CBI also assumed certain liabilities of Balfour.

     In October 1996, the Federal Trade Commission (FTC), which had been reviewing the transaction since May 1996, gave preliminary approval to a modified agreement between the Company and CBI. Final FTC approval was received on December 26, 1996.

     At closing, on December 16, 1996, the Company received cash equal to the purchase price of $44 million, plus $2.7 million in working capital adjustment from January 28, 1996 to the date of closing, plus $4.9 million representing the value of gold on hand as of the date of closing less $14 million which was placed in escrow pending final FTC approval. On December 31, 1996, the Company received the $14 million. Approximately $6 million of the proceeds will be used to pay transaction costs and liabilities not assumed in the sale. The actual determination of net proceeds available, if any, in excess of the working capital facility balance, is pending the determination of the final working capital adjustments. The working capital and gold values are contingent upon pending reconciliations to be completed within 45 days from date of closing for working capital and 90 days for gold.

     The following pro forma condensed consolidated balance sheet and condensed consolidated statements of operations of the Company present the effects of the sale, as if, for balance sheet purposes, the transaction had taken place on November 24, 1996, and for statement of operations purposes, the transaction had taken place February 27, 1995 for the year ended February 25, 1996 and February 26, 1996 for the nine month period ended November 24, 1996. The pro forma statements do not purport to represent what the Company's financial position or results of operations would actually have been if such transaction in fact had occurred on such date or at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or periods.

     The pro forma condensed consolidated balance sheet and statements of operations and accompanying notes should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto for the year ended February 25, 1996 included in the Company's annual report on Form 10-K and in conjunction with the Company's Consolidated Financial Statements and related notes thereto included in the Company's quarterly report on Form 10-Q of which this footnote is a component.

     In the Pro Forma Condensed Consolidated Statements of Operations, the Balfour subsidiary's results of operations are being deducted from the Company's consolidated results. In addition, adjustments are included for the benefit derived from the use of proceeds and the cost associated with continuing exposure on the leased property.

     In the Pro Forma Condensed Consolidated Balance Sheet, the Balfour column represents the sale of certain Balfour assets and assumption of certain Balfour liabilities while the adjustments represent the pro forma use of proceeds, change in the carrying value of the real estate and recording of a potential liability associated with leased property.

TOWN & COUNTRY CORPORATION
Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended February 25, 1996 (1) (3)

                                                                                         Total Consolidate
                                     Total Consolidate    Balfour        Adjustments     Excluding Balfour

NET SALES                          $    250,577,816 $    (71,300,472)$              0  $    179,277,344
COST OF SALES                           173,141,311      (35,598,485)               0       137,542,826
   Gross Profit                          77,436,505      (35,701,987)               0        41,734,518


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               66,407,484      (33,495,663)      (1,492,489)(2)    31,419,332

   Income (loss) from operations         11,029,021       (2,206,324)       1,492,489        10,315,186


INTEREST EXPENSE, net                   (12,475,409)         582,941        2,034,738 (2)   (10,010,660)
                                                                             (152,930)(4)
GAIN (LOSS) ON SALE OF REAL ESTATE          417,220         (417,220)               0                 0
MINORITY INTEREST                          (673,079)               0                0          (673,079)
   Income (loss) before provision for    (1,702,247)      (2,040,603)       3,374,297          (368,553)
     income taxes
PROVISION FOR INCOME TAXES                  163,867                0                0           163,867
   Net income (loss)                     (1,866,114)      (2,040,603)       3,374,297          (532,420)
ACCRETION OF DISCOUNT AND DIVIDENDS
   ON PREFERRED STOCKS                    1,039,802                0                0         1,039,802
   Income (loss) attributable to co$     (2,905,916)$     (2,040,603)$      3,374,297  $     (1,572,222)
     stockholders
INCOME (LOSS) PER COMMON SHARE     $          (0.12)                                   $          (0.07)
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                           23,769,323                                          23,769,323

TOWN & COUNTRY CORPORATION

Pro Forma Condensed Consolidated Statement of Operations
For the Nine Months Ended November 24, 1996 (1) (3)



                                                                                        Total Consolidated
                                   Total Consolidated    Balfour        Adjustments    Excluding Balfour

NET SALES                          $    181,984,187 $    (55,520,590)$              0 $    126,463,597
COST OF SALES                           123,536,397      (27,021,311)               0       96,515,086
INVENTORY CHARGE                         35,521,000                0                0       35,521,000
   Gross Profit                          22,926,790      (28,499,279)               0       (5,572,489)


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               61,330,299      (27,844,318)      (1,183,471)(2    32,302,510

   Income (loss) from operations        (38,403,509)        (654,961)       1,183,471      (37,874,999)


INTEREST EXPENSE, net                    (9,168,769)         431,082        1,427,419 (2    (7,424,965)
                                                                             (114,697)(4)
GAIN (LOSS) ON SALES OF REAL ESTATE        (742,330)         (32,135)               0         (774,465)
MINORITY INTEREST                            49,311                0                0           49,311
   Income (loss) before provision for   (48,265,297)        (256,014)       2,496,193      (46,025,118)
     income taxes
PROVISION FOR INCOME TAXES                  200,025          (91,000)               0          109,025
   Net income (loss)                    (48,465,322)        (165,014)       2,496,193      (46,134,143)
ACCRETION OF DISCOUNT AND DIVIDENDS
   ON PREFERRED STOCKS                      575,050                0                0          575,050
   Income (loss) attributable to co$    (49,040,372)$       (165,014)$      2,496,193 $    (46,709,193)
     stockholders
INCOME (LOSS) PER COMMON SHARE     $          (1.94)                                  $          (1.84)
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                           25,330,088                                         25,330,088

Notes to Pro Forma Condensed Consolidated Statements of Operations

     (1) The Statements of Operations assume that the entire purchase price was received on the closing date and excludes any impact from the escrow period.

     (2) The negotiations which ultimately arrived at a purchase price of $44 million for the Balfour business were based on the financial position of Balfour in the January-February 1996 time period and, therefore, for the purposes of determining pro forma interest savings, no working capital adjustment was assumed.

     For the purpose of determining pro forma interest and gold consignment fee savings, the effective rate of the debt and consigned gold being reduced, is applied for the period being presented.

                                                               Twelve Months
                          Effective             Debt              Ended
($ in 000's)             Interest Rate       Reduction       February 25, 1996

Notes payable to banks
(working capital facility)  11.67%           $11,118               $1,298
Senior  Secured Notes       11.50%             6,411                  737
Total Pro Forma  Interest
  Savings                                                          $2,035
Pro Forma Gold Consignment
  Fee Savings                7.1%            $21,021               $1,492


                                                              Nine Months
                          Effective             Debt              Ended
                        Interest Rate       Reduction       November 24, 1996

Notes payable to banks
(working capital facility)  11.67%           $15,193               $1,330
Senior Secured Notes        11.50%             1,132                   97
Total Pro Forma Interest
 Savings                                                           $1,427
Pro Forma Gold Consignment
  Fee Savings                7.10%           $22,225               $1,183

     Debt reduction assumptions are based on a closing at the February 27, 1995 and February 26, 1996 for the twelve month and nine month pro forma statements of operations, respectively, hich approximate the seasonal low point in the balance of the working capital facility, and on the application of all available proceeds to first reduce the working capital facility, next the gold consignment facility and then outstanding debt. The actual close took place at approximately the seasonal high point of the working capital facility. The actual determination of net proceeds available, if any, in excess of the working capital facility balance, depends also on the timing of the release of the escrowed funds and the determination of the final working capital and gold adjustments.

(3) The sale did not include any real property. The prime component of real property is a facility in Attleboro, Massachusetts with a net book value of approximately $2.3 million and a fair value of approximately $1.4 million. A $1.1 million impairment of the carrying value of the facility has been recognized in association with this transaction. Such amount is reflected as an adjustment to the Pro Forma Condensed Consolidated Balance Sheet and excluded from the Pro Form Statements of Operations due to its nonrecurring nature. The Company is leasing the property to CBI on a temporary basis for approximately eight months. The Company has begun searching for a buyer. It is possible that the Company will be required to hold the facility for an unspecified amount of time after CBI vacates the facility before being able to complete a sale. The Company has estimated a one year time to sell and has included an estimate of the carrying costs, approximately $128,000, in determining the nonrecurring charge.

(4) The sale did not include the assumption of a lease of a facility in North Attleboro, Massachusetts. The Company is subleasing the property to CBI on a temporary basis for approximately eight months. The Company has begun a search for a permanent sublessee(s). However, it is possible that the Company will be required to hold the property for an unspecified amount of time after CBI vacates the facility before being able to find replacement tenants, or that the Company may be required to lease the property at lower rent payments than the Company is currently obligated to pay.

The Company's future lease obligation for this facility is for approximately twelve years at an average annual cost of approximately $664,000. Minimum annual operating cost is assumed to be approximately $110,000.

For the purpose of determining the pro forma potential effect of this liability on continuing operations of the Company, it was assumed that the property remains vacant for one year after CBI vacates and then is leased for the remainder of the term at 80% of the Company's contractual liability plus 100% of the operating costs. The net cash flow of this scenario, discounted at 11.1%, has been included as a nonrecurring charge in the Pro Forma Condensed Consolidated Balance Sheet and the future first year interest, also at 11.1%, has been included in the Pro Forma Condensed Consolidated Statements of Operations.

The Company expects to evaluate the sublease environment in greater depth during the next few months and will be including the result of this evaluation in the determination of the liability to be recorded in its fiscal 1997 year end financial statements on Form 10-K.

TOWN & COUNTRY CORPORATION

Pro Forma Condensed Consolidated Balance Sheet
As of November 24, 1996 (1) (3)



                                                                                              Total Consolidated
                                        Total Consolidated    Balfour        Adjustments     Excluding Balfour

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents            $        739,773 $     47,057,133 $    (47,057,133)(4)       739,773
   Restricted cash                               105,305                0                0           105,305
   Accounts receivable, less allowances for                                                                0
      doubtful accounts                       69,533,940      (20,244,869)               0        49,289,071
   Inventories                                45,929,148       (9,525,832)      10,068,584 (4)    46,471,900
   Prepaid expenses and other current asse     6,857,776         (721,939)               0         6,135,837

          Total current assets               123,165,942       16,564,493      (36,988,549)      102,741,886


PROPERTY, PLANT AND EQUIPMENT, net            31,470,653       (5,608,030)      (1,100,000)(2)    24,762,623

INVESTMENT IN AFFILIATES                      17,246,585                0                0        17,246,585

OTHER ASSETS                                   5,873,035       (2,757,100)               0         3,115,935
                                        $    177,756,215 $      8,199,363 $    (38,088,549) $    147,867,029




LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks               $     31,547,641 $              0 $    (31,547,641)(4)             0
   Current portion of long-term debt          13,441,325                0                0        13,441,325
   Accounts payable                           22,710,933       (2,201,606)               0        20,509,327
   Accrued expenses                           13,004,900       (5,349,125)      (1,390,908)(4)     6,979,867
                                                                                   715,000 (5)
   Accrued taxes                                 646,098                0                0           646,098

       Total current liabilities              81,350,897       (7,550,731)     (32,223,549)       41,576,617

LONG-TERM DEBT, less current portion          78,528,150                0                0        78,528,150

OTHER LONG-TERM LIABILITIES                    1,063,094       (1,170,084)         662,749 (5)       555,759

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                              5,114,636                0                0         5,114,636

EXCHANGEABLE PREFERRED STOCK,                  2,343,534                0                0         2,343,534

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value -                   0                0                0                 0
  Convertible Preferred Stock, $1.00 par v     1,407,361                0                0         1,407,361
  Class A Common Stock, $.01 par value -         259,661                0                0           259,661
  Class B Common Stock, $.01 par value -               0                0                0                 0
  Additional paid-in capital                  75,561,343                0                0        75,561,343
  Retained deficit                           (67,872,461)      16,920,178       (4,050,000)(4)   (57,480,032)
                                                                                (1,100,000)(2)
                                                                                (1,377,749)(5)

       Total stockholders' equity              9,355,904       16,920,178       (6,527,749)       19,748,333
                                        $    177,756,215 $      8,199,363 $    (38,088,549) $    147,867,029

Notes to Pro Forma Condensed Consolidated Balance Sheet

     (1) As a component of this transaction, CBI also paid approximately $4.9 million for the gold content of the inventory, all of which was on consignment at the closing date. This gold inventory is not reflected on the consolidated balance sheet and the proceeds are used to reduce the consignment liability with the gold supplier which also is not reflected on the consolidated balance sheet.

     (2) The sale did not include any real property. The prime component of real property is a facility in Attleboro, Massachusetts, with a net book value of approximately $2.3 million and a fair value of $1.4 million. An $1.1 million impairment in the carrying value of the facility has been recognized in association with the transaction.

     (3) The sale included assumption by CBI of a liability related to post retirement medical benefit obligations, including an unamortized accumulated post-retirement medical benefit obligation of approximately $5.2 million. This liability does not appear on the balance sheet as the Company has been recognizing it on the delayed recognition method.

(4) Use of proceeds as of November 24, 1996:
        Gross proceeds (a)                           $47,057,133
        Less transaction costs(b)                      4,050,000
        Less liabilities not assumed in the sale (c)   1,390,908
        Proceeds available for debt  repayment       $41,616,225

        Notes payable to banks
       (working capital facility)                     31,547,641
        Gold consignment facility                     10,068,584
                                                     $         0

     (a) Assumes that the entire purchase price was received on the closing date and excludes any impact of escrow period.

(b)     Expenses:
                  Financial advisor fees             $1,750,000
                  Legal fees                          1,500,000
                  Executive bonuses                     800,000
                                                     $4,050,000

(c)     Short-term accruals primarily related to payroll.


(5) See Note 4 to Notes to Pro Forma Condensed Consolidated Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the effects on continuing operations of the Balfour sale, the inability of the Company to amend its Working Capital Facility as a result of the Balfour transaction and the Company's inability to sell or sublease its real estate located in Attleboro and North Attleboro, Massachusetts.

Results of Operations for the Nine Months Ended November 24, 1996 Compared to the Nine Months Ended November 26,1995

     During the period from late August up to and including the issuance of this report, the Company implemented a program to recycle approximately $44 million of inventory to recover gold and diamonds to meet immediate production requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged second quarter operations approximately $35.5 million. Of this amount approximately $2.5 million was incurred in the second quarter. The remaining approximately $33.0 million represents third quarter activity. Final valuation of recovered diamonds and stones and inventory reconciliations are currently expected to be completed during the fourth quarter of fiscal 1997.

     These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' shipping requirements.

     Net sales for the nine months ended November 24, 1996, decreased $21.6 million or 10.6% from $203.6 million in fiscal 1996 to $182.0 million in fiscal 1997. Current year sales of fine jewelry have decreased approximately $23.0 million or 16.5% over the corresponding period in fiscal 1996. The Company is concentrating on improving new product design and cycle time to market; and on upgrading the performance level of its manufacturing subcontractors to reduce cost and improve product quality and customer service.

     Cost of goods sold for the nine months ended November 24, 1996, decreased approximately $16.1 million from $139.6 million in fiscal 1996 to $123.5 million in fiscal 1997, excluding the impact of the inventory charge discussed above. Margin on sales increased 0.7% from 31.4% in fiscal 1996 to 32.1% in fiscal 1997. Gross profit margin has benefited from the higher mix of Balfour sales to total sales where scholastic product margin is higher than fine jewelry.

    Selling, general, and administrative expenses for the nine month period increased approximately $9.0 million from $52.3 million in fiscal 1996 to $61.3 million in fiscal 1997. As a percentage of net sales, selling, general, and administrative expenses were approximately 8.0% higher in the current year than for the nine months ended November 26, 1995. Included in the nine-month period are charges of approximately $5.5 million in excess of expected costs to resolve disputed items with customers. Selling, general, and administrative expenses for the quarter were approximately $2.7 million higher than during the corresponding quarter of fiscal 1996. The primary contributor to this increase was higher commission expenses associated with increased sales at Balfour.

     Net interest expense for the nine months ended November 24, 1996, increased approximately $0.1 million relative to the corresponding period in fiscal 1996.

     On November 14, 1996, the Company sold its building in New York City. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the carrying value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale.

     Although the Company had a taxable loss for the nine months ended November 24, 1996, a tax provision of approximately $200,000 was recorded. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions, as well as state and foreign income taxes.

Liquidity and Working Capital

     The Company's results of operations created a potential violation of a financial covenant in its working capital facility. The Company has received a waiver of this financial covenant from Foothill. The working capital facility, pursuant to its terms, is expected to be amended following completion of the Balfour sale (Note 8), to reflect such sale.

     In charging the second quarter with the inventory charge, the Company reduced its net worth below a covenant threshold established in the Senior Secured Notes and Senior Subordinated Notes. The Company has amended the indentures to the Senior Secured Notes and the Senior Subordinated Notes. Such amendments, among other things, reduced the covenant threshold referred to above to a level that is below the Company's net worth as of November 24, 1996.

     Interest payments of approximately $4.5 million on the Senior Subordinated Notes were made on May 15, 1996 and November 14, 1996 in accordance with the loan agreement.

     On December 16, 1996, the Company sold certain assets of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. (CBI) a new company formed by Castle Harlan Partners II, L.P. CBI also assumed certain liabilities of Balfour.

     In October 1996, the Federal Trade Commission (FTC), which had been reviewing the transaction since May 1996, gave preliminary approval to a modified agreement between the Company and CBI. Final FTC approval was received on December 26, 1996.

     At closing on December 16, 1996, the Company received cash equal to the purchase price of $44 million, plus $2.7 million in working capital adjustment from January 28, 1996 to the date of closing, plus $4.9 million representing the value of gold on hand as of the date of closing less $14 million which was placed in escrow pending final FTC approval. On December 31, 1996, the Company received the $14 million. Approximately $6 million of the proceeds will be used to pay transaction costs and liabilities not assumed in the sale. The actual determination of net proceeds available, if any, in excess of the working capital facility balance, is pending the determination of the final working capital adjustments. The working capital and gold values are contingent upon pending reconciliations to be completed within 45 days from date of closing for working capital and 90 days for gold.

     On November 14, 1996, the Company sold its building in New York City for a gross sale price of $6.2 million, of which $5.3 million was paid in cash. The Company has a note receivable for the remaining $0.9 million which bears interest at 9% per annum and is due on January 15, 1997. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the carrying value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale.

     Cash used in operating activities for the nine months ended November 24, 1996 was approximately $21.8 million, compared with a use of approximately $20.6 million for the corresponding period of fiscal 1996. The additional cash requirements are the result of the earnings deterioration and the requirement to make cash interest payments on the 13% Senior Subordinated Notes.

     Cash provided by investing activities for the nine months ended November 24, 1996 was approximately $1.3 million versus a use of approximately $1.4 million for the corresponding period in fiscal 1996. This is primarily the result of the Company's sale of certain assets for which it received net proceeds of approximately $5.1 million, compared with proceeds from sales of certain assets in fiscal 1996 of approximately $1.0 million. Additionally, investments in affiliate resulted in a use of approximately $1.5 million of cash in fiscal 1997 versus $0.4 million in fiscal 1996.

     Cash provided by financing activities was approximately $16.0 million for the nine months ended November 24, 1996, compared with cash provided by financing activities of $21.6 million for the nine months ended November 26, 1995. Cash generated from financing activities was primarily used to fund operations during both periods. The Company was able to finance a portion of its current-year operating cash requirements with cash available at foreign subsidiaries.

     The Company's net cash position decreased from approximately $5.2 million at February 25, 1996, to approximately $0.7 million at November 24, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

         2.1    Amended and Restated Asset Purchase Agreement
                   Schedules to the exhibit have not been filed. The Company will furnish supplementally a copy of any schedule to the Commission upon request.

          4.1 Second Supplemental Indenture governing 11-1/2% Senior Secured Notes due 9/15/97 from Town & Country Corporation to
                Fleet National Bank, as Trustee

          4.2 First Supplemental Indenture governing 13% Senior Subordinated Notes due 5/31/98 from Town & Country Corporation to
                Bankers Trust Company, as Trustee

          10.1 Amendment to the agreement by and between Town & Country Corporation, Fine Jewelry Group, Inc., L. G. Balfour, Inc., Gold Lance,Inc., and Foothill Capital Corporation

        11      Earnings Per Share Computations

 .       27      Financial Data Schedule

        99 Waiver of Event of Default with respect to the Non-Compliance Item

(b)     Reports on Form 8-K

        There were no Form 8-K filings during the third quarter ended November 24,1996.

SIGNATURES
-----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TOWN & COUNTRY CORPORATION
                                               (Registrant)

Date:  December 31 , 1996                      /s/ Francis X. Correra
                                                Francis X. Correra
                                                Senior Vice President and
                                                Chief Financial Officer

TOWN & COUNTRY CORPORATION                                           EXHIBIT 11

Earnings Per Share Computations
(Unaudited)

                                  For the Three Months Ended     For the Nine Months Ended
                                  November 24,   November 26,    November 24,   November 26,
                                  1996           1995            1996           1995

    PRIMARY EPS:
    Net income  (loss)          $    1,035,874 $    6,636,293  $  (48,465,322)$    1,940,857
    Accretion of discount and dividends
      on preferred stocks              232,890        255,320         575,050        786,359
    Income (loss) attributable to common
      stockholders              $      802,984 $    6,380,973  $  (49,040,372)$    1,154,498

    Weighted average common
      shares outstanding            25,966,119     23,834,596      25,330,088     23,728,355
    Weighted shares issued
      from exercise and
      assumed execise of:
      warrants                         --             --              --             --
      options                          --             --              --             --
    Shares for EPS
      calculation                   25,966,119     23,834,596      25,330,088     23,728,355



    REPORTED EPS:
    Net income  (loss)          $         0.04 $         0.28  $        (1.92)$         0.08
    Accretion of discount and dividends
      on preferred stocks                (0.01)         (0.01)          (0.02)         (0.03)
    Income (loss) per common sha$         0.03 $         0.27  $ (1.94)       $         0.05


    FULLY DILUTED EPS:

    For the periods presented in this exhibit, there is no dilution from Primary EPS.
