Form 10-K
period 1997-02-23
TOWN & COUNTRY CORP
filed 1997-06-11
CIK 768608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                                   ---------


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE
       OCTOBER 7, 1996]


For Fiscal Year Ended                   February 23, 1997
                                        -----------------


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the Transition Period from ________________________________ to ____________


                        Commission File Number: 0-14394
                                                -------


                           TOWN & COUNTRY CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)


         Massachusetts                                      04-2384321
         -------------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            I.D. Number)


              25 Union Street, Chelsea, Massachusetts       02150
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (617) 884-8500


Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Class A Common Stock, $.01 par value            American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:     None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock, based on the actual price at which the Class A common stock sold, held by non-affiliates of the Registrant was $6,851,718 as of May 15, 1997.

        On May 15, 1997, the Registrant had outstanding 23,694,509 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,224,930 shares of Convertible Preferred Stock, $1 par value, outstanding on May 15, 1997. These shares are immediately convertible into 2,449,860 shares of Class A Common Stock.

                               TABLE OF CONTENTS



PART I                                                                PAGE
------                                                                ----

        Item 1    Business                                             1

                  General Business Developments                        1

                  Narrative Description of Business                    6

                  Financial Information about Foreign and
                  and Domestic Operations and Export Sales            11

        Item 2    Properties                                          12

        Item 3    Legal Proceedings                                   13

        Item 4    Submission of Matters to a Vote of
                  Security-Holders                                    14

PART II
-------

        Item 5    Market for the Registrant's Common
                  Equity and Related Stockholder Matters              14

        Item 6    Selected Financial Data                             15

        Item 7    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          16

        Item 8    Financial Statements and Supplementary
                  Data                                                24

        Item 9    Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                          24

PART III
--------

        Item 10   Directors and Executive Officers of
                  the Registrant                                      25

        Item 11   Executive Compensation                              25

        Item 12   Security Ownership of Certain Beneficial
                  Owners and Management                               25

        Item 13   Certain Relationships and Related
                  Transactions                                        25

PART IV
-------

        Item 14   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                             26

                                     PART I
                                     ------

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        The Company's ability to achieve its operating results included in its fiscal 1998 business plan is affected by a number of factors, including the successful outcome of a revitalization program. While there can be no assurance that the program will be successful or that operating results including sales growth and gross margin improvement will be achieved, the Company believes, based on initiatives to date, that the program is being implemented successfully and that fiscal 1998 operating objectives are achievable.

        While there can be no assurances that the Company's cash and cash equivalents and funds available under its credit facilities will be sufficient to fund its on-going operating and investing requirements for fiscal 1998 and it is possible that the Company could require additional sources of financing as a result of unanticipated cash needs, or disappointing operating results, the Company believes that it will have sufficient funds available from its credit facilities to meet its working capital and investing needs over the next year.

ITEM 1.   BUSINESS

General Business Developments
-----------------------------

General

        Town & Country Corporation, a Massachusetts corporation incorporated in 1965, (collectively with its consolidated subsidiaries unless the context otherwise requires, the "Company"), designs, manufactures, and markets an extensive collection of fine jewelry products in the United States and internationally. During most of fiscal 1997, the Company consisted of five operating entities: the parent company, Town & Country Corporation ("Town & Country"), headquartered in Chelsea, Massachusetts; its wholly owned subsidiaries, Town & Country Fine Jewelry Group, Inc. ("Fine Jewelry Group"), headquartered in Chelsea, Massachusetts; Anju Jewelry Limited, a Hong Kong company and its subsidiaries ("Anju"); Gold Lance, Inc. ("Gold Lance"), located in Houston, Texas; L.G. Balfour Company, Inc. ("Balfour"), headquartered in North Attleboro, Massachusetts; and its majority-owned subsidiary Essex International Public Company Limited and its affiliates ("Essex"), a Thailand company. On December 16, 1996, the Company sold certain assets and liabilities constituting substantially all of the operations of its Balfour subsidiary. Subsequent to year-end, the Company sold certain assets of its Gold Lance subsidiary.

CAPITALIZATION AND FINANCING

        The Company has approximately $89.1 million in principal amount of debt maturing through December 15, 1998. These debt issues mature as follows:

[bullet]  September 15, 1997    $13.3 million        Senior Secured Notes
[bullet]  May 31, 1998          $68.8 million        Senior Subordinated Notes
[bullet]  December 15, 1998     $7.0 million         Subordinated Notes

        The near term maturity of these securities and the material amount of the principal payments represents a potential liquidity issue for the Company. The Company, with the assistance of professional advisors, is evaluating possible alternatives with regard to addressing this situation. It is essential for the Company to raise additional capital and/or to restructure its debt under terms which will allow the Company to meet its expected future cash flow requirements.

        In fiscal 1997 and continuing into fiscal 1998, the Company has taken a number of steps to position itself for the future.

Credit Facility Amendment

        On May 30, 1997, the Company completed an amendment (the "Amended Agreement") to its July 3, 1996 credit agreement (the "Agreement") with Foothill Capital Corporation ("Foothill") to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals, Inc. ("Fleet"). The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

        The revolving credit facility has a maximum amount of $40 million from February through October and $45 million from November through January. The letter of credit has a maximum amount of $20 million from February through October and $15 million from November through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type, including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures, as defined. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

Amendments to Bond Indentures

        During fiscal 1997, the Company obtained modifications to the minimum net worth covenant in the indentures governing the 11 1/2% Senior Secured Notes and the 13% Senior Subordinated Notes from a majority of the bondholders of each of the securities. During fiscal 1998, the Company obtained modifications to these two indentures from a majority of the bondholders of each of the securities to allow the Company to repurchase the outstanding shares of Essex not owned by the Company.

Sale of Balfour Assets

        On December 16, 1996, the Company sold certain assets of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. ("CBI"), a new company formed by Castle Harlan Partners II, L.P. CBI also assumed certain liabilities of Balfour.

        In October 1996, the Federal Trade Commission ("FTC"), which had been reviewing the transaction since May 1996, gave preliminary approval to a modified agreement between the Company and CBI. Final FTC approval was received on December 26, 1996.

        At closing, on December 16, 1996, the Company received cash equal to the purchase price of $44 million, plus $2.7 million in working capital adjustment from January 28, 1996 to the date of closing, less $14 million which was placed in escrow pending final FTC approval. Additionally, CBI assumed a liability of $4.9 million representing the value of gold on hand as of the date of closing. On December 31, 1996, the Company received the $14 million. Approximately $3.7 million of the proceeds were used to pay transaction costs. Approximately $1.5 million in liabilities not assumed in the sale were paid from operations. On April 25, 1997, a settlement was reached in which the Company paid CBI $1.1 million to finalize the working capital adjustment and resolve certain other items. The Company recorded a gain in the fourth quarter of fiscal 1997 of approximately $10.5 million on this sale (See Note 19 of Notes to Consolidated Financial Statements).

Sale of Gold Lance Assets

        On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary to Jostens, Inc. Related to the sale, the Company changed the name of the subsidiary to GL, Inc.

        Prior to or at closing, on April 18, 1997, the Company received cash equal to the purchase price of approximately $10.8 million, less $2.5 million, the payment of which is contingent on the operating performance of GL, Inc. during a transition period between April 18, 1997 and July 31, 1997 (the "Transition Period"). The Company accrued a loss of $5.0 million on this sale in the fourth quarter of fiscal 1997. (See Note 19 of Notes to Consolidated Financial Statements).

Fine Jewelry Process Restructuring and Reengineering

        In fiscal 1997, the Company recorded an approximately $7.2 million charge consisting of cost associated with the restructuring of the Company's fine jewelry operations. The Company consolidated its distribution facilities and has significantly changed its organizational structure, including reducing the number of senior managers. The new structure is based on the business unit approach, organized around customer teams, which will be directly responsible for meeting customer needs. The components of the charge consisted of approximately $5.3 million of severance costs, $0.8 million in facility closure costs and approximately $1.1 million of other related costs.

        During fiscal 1997, the Company, with the assistance of a management consulting firm, began reengineering its operational processes. This reengineering included expanding the Company's product development capabilities and increasing the pace of product development.

Essex Stock Repurchase and Privatization

        During fiscal 1997, the Company began the process of purchasing the approximately 1.6 million outstanding shares of Essex not owned by the Company. The Company estimates that the cost to repurchase the shares will be approximately $3 million and that the process should be completed during the second quarter of fiscal 1998 (See Note 1 of Notes to Consolidated Financial Statements).

FISCAL 1997 NONRECURRING OPERATING EVENTS

        During fiscal 1997, the Company implemented a program to recycle inventory to recover gold and diamonds to meet immediate production requirements. These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' delivery requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged second quarter operations approximately $35.5 million related to these actions.

        On November 14, 1996, the Company sold its facility in New York city for a gross sales price of $6.2 million, of which $5.3 million was paid at closing. The remaining $0.9 million was paid on January 15, 1997. In the interest of generating cash on the sale as quickly as possible, management accepted an offer for less than the net book value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale which is reflected in the accompanying fiscal 1997 consolidated statements of operations.

        Included in current year selling, general and administrative expenses are charges of approximately $5.5 million in unanticipated customer allowances.

MAY 14, 1993 RECAPITALIZATION

        The Company completed a recapitalization on May 14, 1993. The recapitalization revised the Company's consolidated capitalization, including debt structure. The amount of debt outstanding was reduced and a significant portion of old subordinated debt was exchanged for new debt and shares of Class A Common Stock and Exchangeable Preferred Stock.

        The Company obtained a revolving credit agreement from Foothill to provide secured financing in an aggregate amount of up to $30 million and new gold consignment agreements from the Company's existing gold suppliers providing an aggregate gold consignment availability of up to approximately 63,000 troy ounces.

        The Company sold $30 million of its 11 1/2% Senior Secured Notes due September 15, 1997. At February 23, 1997, approximately $13 million was outstanding.

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

        The Company's 13% Senior Subordinated Notes, due May 31, 1998, were issued with terms providing for the right to issue additional notes in lieu of the first four semiannual interest payments . As of February 23, 1997, the Company had exercised these rights; and, therefore, the carrying value of the notes, including unamortized premium of approximately $2.3 million, is approximately $71.2 million. The Company makes semi-annual cash interest payments of approximately $4.5 million. The most recent payment was made May 15, 1997.

        (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and Note 3 of Notes to Consolidated Financial Statements).

PREFERRED STOCK

        On November 23, 1994, the holders of 2,381,038 shares (approximately 94%) of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, as an inducement to exercise their exchange rights, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock. The Company retains an investment in Little Switzerland, Inc. equal to approximately 4% of the outstanding shares. The Exchangeable Preferred Stock has a liquidation value of $14.59 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum.

Currently, there are 152,217 shares of Exchangeable Preferred Stock outstanding and, in fiscal 1997, the Company paid cash dividends of $66,625.

        Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain in fiscal 1995 of approximately $17 million, net of the estimated fair value ($2.25 per share) of the Convertible Preferred Stock issued.

        Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances and has voting rights as though it had been converted. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. The Company may pay such dividends in cash or in additional shares of Convertible Preferred Stock, as defined by the agreement. At February 23, 1997, 1,302,673 shares of Convertible Preferred Stock were outstanding and in fiscal 1997 and fiscal 1996, the Company paid dividends of approximately $782,000 and $713,000, respectively, through the issuance of additional shares of stock.

Narrative Description of Business

General

        The Company designs, manufactures and distributes an extensive line of fine jewelry which it markets on a wholesale basis throughout the U.S., and to a lesser extent, in the international jewelry market. Its products include 10, 14, and 18-karat gold rings, earrings, pendants, and bracelets, many of which are set with precious and semi-precious stones. Upon completion of the Transition Period, the Company will no longer manufacture scholastic products.

                           Town & Country Corporation
                   (Headquartered in Chelsea, Massachusetts)
                   -----------------------------------------

Town & Country          GL, Inc.         Anju Jewelry           Essex
 Fine Jewelry        (Houston, TX)         Limited          International
 Group, Inc.                              (Hong Kong)       Public Company
(Chelsea, MA)                                                  Limited
                                                              (Bangkok,
                                                              Thailand)


        The Company has manufacturing facilities located in Massachusetts, New York, Texas, and in Thailand. These facilities are located close to available labor forces and suppliers of necessary raw materials.

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

        The Fine Jewelry Group has a single product development organization built around product categories - gold, diamond and colored stones. Cross-functional development teams were introduced in 1996 to reduce the timeframe of concept to product. These teams are also responsible for product maximization across all Town & Country customers. Utilizing this structure, the Company believes it is able to be more responsive to trends in the marketplace.

        The Company also markets directly from its Bangkok facility where wholesale buyers are able to select and direct order jewelry from the Company. The Company's products are also sold internationally by the Company's marketing groups and are exhibited at the major international jewelry trade fairs.

        As of May 25, 1997, the Company had approximately $7.3 million of orders believed to be firm, as compared to approximately $12.1 million at a corresponding date last year, excluding Balfour orders. The Company believes that substantially all of these orders will be filled during fiscal 1998. The Company believes that comparative open order information is not necessarily indicative of comparative results due to the high level of timing sensitivity in the fine jewelry business which depends significantly on orders from large retailers.

COMPETITION

        The Company competes with both domestic and foreign jewelry suppliers, ranging in size from small regional suppliers to those which have national distribution capabilities. The principal competitive factors are design, quality, price and customer service. Management believes that the Company has a reputation for providing extensive customer services and delivering a quality product line with broad customer appeal.

        The Company historically has competed in all of the channels of distribution across its price range and is therefore competing directly with the specialists in each distribution category. It has been most successful with retail jewelry stores and the department and discount store chains.

SEASONALITY

        The Company is impacted by the seasonal demands of its customers. A significant portion of sales in the fine jewelry industry is concentrated in the fall in anticipation of the holiday season. Accordingly, the Company's operating results, and working capital requirements fluctuate considerably during the year.

        The following chart sets forth unaudited quarterly data for fiscal 1997 and fiscal 1996.

                       First              Second             Third             Fourth
                       Quarter            Quarter            Quarter           Quarter
                       Ended              Ended              Ended             Ended
  Fiscal 1997          May 26,            August  25,(1)     November 24,      February 23,(2)
  -----------          ------------       ------------       ------------      ------------

Net sales              $ 58,264,124       $ 43,192,085       $ 80,527,978      $ 27,168,675
Gross profit             20,198,224        (22,644,800)        25,373,366         3,258,730
Net income (loss)        (1,854,443)       (47,646,753)         1,035,874       (13,812,713)
Income (loss)
  attributable to
  common stock-
  holders                (2,077,571)       (47,765,785)           802,984       (13,978,336)

Income (loss)
 per common share      $      (0.09)      $      (1.86)      $       0.03      $      (0.54)
                       ============       ============       ============      ============


                       First              Second             Third             Fourth
                       Quarter            Quarter            Quarter           Quarter
                       Ended              Ended              Ended             Ended
  Fiscal 1996          May 28,            August 27,         November 26,      February 25,
  -----------          ------------       ------------       ------------      ------------

Net sales              $ 68,970,983       $ 48,194,042       $ 86,395,380      $ 47,017,411
Gross profit             21,896,424         14,644,996         27,404,915        13,490,170
Net income (loss)          (514,424)        (4,181,012)         6,636,293        (3,806,971)
Income (loss)
  attributable to
  common stock-
  holders                  (758,159)        (4,468,316)         6,380,973        (4,060,414)

Income (loss)
 per common share      $      (0.03)      $      (0.19)      $       0.27      $      (0.17)
                       ============       ============       ============      ============



    (1) Net loss in the second quarter of fiscal 1997 includes a charge of approximately $35.5 million associated with the implementation of a program to recycle inventory to meet current production requirements (See Note 4 of Notes to Consolidated Financial Statements).

    (2) Net loss in the fourth quarter of fiscal 1997 includes a restructuring charge of approximately $7.2 million, a loss on the sale of certain assets of the GL, Inc. subsidiary of $5.0 million and a gain on the sale of certain assets and liabilities of the Balfour subsidiary of approximately $10.5 million. (See Notes 5 and 19 of Notes to Consolidated Financial Statements).

Significant Customers

        The Company had net sales to its largest customer in fiscal 1997 of approximately $19.4 million or 9% of consolidated net sales in fiscal 1997 compared to $16.0 million or 6% of consolidated net sales in fiscal 1996 and $12.5 million or 4% of total consolidated net sales in fiscal 1995. Net sales to this customer were approximately 13% of consolidated net sales excluding fiscal 1997 Balfour sales.

        Net sales to the Company's second largest customer were approximately $14.5 million or 7% of consolidated net sales in fiscal 1997 compared to $22 million or 9% of consolidated net sales in fiscal 1996 and $29 million or 10% of consolidated net sales in fiscal 1995. Net sales to this customer were 10% of consolidated net sales excluding fiscal 1997 Balfour sales.

        The loss of either or both of these customers or a substantial reduction in the amount of sales to either or both of these customers would have a material adverse effect on the Company.

Raw Materials

        The principal raw materials purchased by the Company are gold and precious and semi-precious stones. The Company currently takes delivery of most of its gold through consignment programs.
 The Company's intention is that as the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices. The Company attempts to match the price it pays for gold with the price it charges its customers. The Company's gold agreements require that the Company own gold under certain circumstances and it is possible for this required ownership to exceed the Company's hedging requirements and expose the Company to gold fluctuations. The Company pays a fee, which is subject to periodic change, for the value of the gold held by it as a consignee during the period prior to sale. The Company has a consignment arrangement in place with a supplier of gold which currently provides for carrying on consignment up to approximately 53,000 troy ounces (approximately 41,000 troy ounces November through January). A foreign subsidiary of the Company has a separate consignment agreement in place with a supplier of gold which currently provides for carrying on consignment up to approximately 4,800 troy ounces.

        Colored precious and semi-precious stones are purchased by the Company mainly in Asia and Europe. Diamonds are purchased principally at major diamond markets throughout the world, including Bombay, Tel Aviv, Antwerp, and New York. The Company is not dependent on one supplier or a small number of suppliers for the purchases of these raw materials. Availability and cost of these materials are affected by market conditions and, if there is a period of volatility in the market, operating results could be affected.

Employees

        The Company employs, on average, 1,300 persons, with approximately 37% of these persons located in the Far East. The number of employees from quarter to quarter may vary significantly because of the seasonality of the Company's business. See "Narrative Description of Business--Seasonality." Of these 1,300 employees, approximately 400 are involved with selling and administrative functions of the Company, and the remainder are involved in the manufacturing functions of the Company. Approximately 160 of these persons are employed at GL, Inc.

        A division of Fine Jewelry Group has collective bargaining contracts covering its manufacturing employees, who are represented by the Service Employees International Union, Jewelry Workers Division. The number of employees covered by collective bargaining contracts is approximately seventeen.

        The Company considers relations with its employees to be satisfactory. Management believes the Company would not experience any significant difficulties in hiring or training additional employees at any of its facilities.

Industry Practices

        In the jewelry industry, traditionally the wholesaler has provided considerable working capital in the form of credit terms, inventory stocking, consignment transactions, and transactions with a right of return. The Company has historically provided this working capital, but in today's retail and banking environment, has become more selective in its commitment of resources. The Company is scrutinizing customer credit- worthiness more closely and, as a result, is restricting customer credit and requires security before providing consignment inventory. The Company also is restricting the availability of consigned merchandise.

Trademarks and Copyrights

        While the Company maintains certain trademarks and copyrights on product styles and business names and enforces its rights relative to those trademarks and copyrights, these are not economically material to the Company.

Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

        For information on foreign and domestic operations, see Note 20, "Consolidating Financial Information and Segment Information," in Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

        The Company occupies facilities in the United States and the Far East as described below. (1)(3)


--------------------------------------------------------------------------------
                                                          Square
Location                        Use                       Footage    Ownership
--------                        ---                       -------    ---------
Chelsea, Massachusetts          Executive and              88,000    Leased/
                                administrative offices,              Owned
                                manufacturing,
                                marketing, and
                                distribution facility.
--------------------------------------------------------------------------------
Chelsea, Massachusetts          Warehouse facility.        22,000    Leased
--------------------------------------------------------------------------------
Dallas, Texas                   Administrative offices     23,000    Leased
                                and marketing.
--------------------------------------------------------------------------------
New York, New York              Administrative offices,    10,000    Leased
                                product development and
                                marketing.
--------------------------------------------------------------------------------
Houston, Texas(2)               Administrative offices,    31,000    Owned
                                manufacturing,
                                marketing, and
                                distribution facility.
--------------------------------------------------------------------------------
Hong Kong                       Administrative offices,     8,000    Leased
                                product development,
                                purchasing, and quality
                                control facility.
--------------------------------------------------------------------------------
Bangkok, Thailand               Administrative offices,    36,000    Leased/
                                manufacturing,                       Owned
                                marketing, and
                                distribution facility.
--------------------------------------------------------------------------------
Chiang Mai, Thailand            Manufacturing facility.     7,000    Leased
--------------------------------------------------------------------------------

    (1) The Company's interests in these properties are security for loans made by the Company's lenders (See Note 3 of Notes to Consolidated Financial Statements).

    (2) This facility is used by GL, Inc. certain assets of which were sold subsequent to fiscal 1997, and the Company anticipates selling this facility as soon as possible after the Transition Period is completed (See Note 19 of Notes to Consolidated Financial Statements).

    (3) The Company has additional properties which, as a result of the Balfour transaction, it not longer occupies. An owned facility of approximately 56,000 square feet is available for sale.

--------------------------------------------------------------------------------


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

        During fiscal 1996, the Company leased a portion of its Chelsea, Massachusetts facility (approximately 39,000 square feet of combined manufacturing and administrative space) from Carey Realty Trust, a Massachusetts business trust, which is wholly owned by C. William Carey, the former Chairman and President, and a major stockholder of the Company. The lease, which was revised on March 1, 1996, expires on August 31, 1998, and provides the Company with three ten-year options to renew. The current lease provides for an annual rental payment of approximately $350,000. The Company obtained comparative information from a third party when negotiating the revised lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        There were no matters submitted to a vote of security-holders during the fourth quarter of fiscal 1997.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol TNC. Set forth below are the high and low sales prices for the shares of Class A Common Stock as reported by the AMEX.

Class A Common
Stock Price Range
Fiscal Year Ended       High            Low
-----------------       ----            ---

February 25, 1996:
  First Quarter         7/8             9/16
  Second Quarter        13/16           9/16
  Third Quarter         1 1/8           5/8
  Fourth Quarter        7/8             1/2

February 23, 1997:
  First Quarter         1 1/8           9/16
  Second Quarter        1 7/16          11/16
  Third Quarter         1               1/4
  Fourth Quarter        1/2             1/4


        There is no established public trading market in effect at this time for the Class B Common Stock. Shares of Class B Common Stock, however, are convertible on a share for share basis into shares of Class A Common Stock.

        On May 15, 1997, there were 957 holders of record of Class A Common Stock and 28 holders of record of the Class B Common Stock. The Company's present policy is to reinvest its earnings in the business. No cash dividends have been paid during the last two fiscal years, and the Company has no intention to pay cash dividends in the foreseeable future.

        The Company's ability to pay cash dividends is limited by its financing agreements and other outstanding indebtedness. As a result of these restrictions, the Company currently may not pay cash dividends on common stock.

Recent Sales of Unregistered Securities - Convertible Preferred Stock

        On November 23, 1994, the holders of 2,381,038 shares (approximately 94%) of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. Common Stock on a share-for-share basis. Such an exchange was provided for by the terms of the Exchangeable Preferred Stock. In addition, as an inducement to exercise their exchange rights, the Company issued to each participant one share of new Convertible Preferred Stock with each share of Little Switzerland, Inc. Common Stock.

        Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain in fiscal 1995 of approximately $17 million, net of the estimated fair value ($2.25 per share) of the Convertible Preferred Stock issued. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents certain selected consolidated financial data of the Company. The information for each of the five years in the period ended February 23, 1997, has been derived from consolidated financial statements audited by Arthur Andersen LLP, independent public accountants.



Statement of Operations Data:

                                                     Fiscal Year Ended
                                          (In thousands, except per share data)

                             Feb. 23,        Feb. 25,        Feb. 26,        Feb. 27,     Feb. 28,
                            1997(1)(2)         1996           1995(3)          1994        1993 (4)
                            ---------       ---------       ---------       ---------      ---------
Net sales                   $ 209,153       $ 250,578       $ 288,115       $ 277,750      $ 270,364
Net income (loss)             (62,278)         (1,866)            572           3,138        (47,296)
Income (loss)
   attributable to
   common stockholders        (63,019)         (2,906)         (1,116)          1,684        (47,296)
Income (loss)
  per common
  share:                        (2.47)          (0.12)          (0.05)           0.08          (3.80)

Balance Sheet Data:

                                                              Fiscal Year Ended
                                                               (In Thousands)

                                     Feb. 23,         Feb. 25,      Feb. 26,       Feb. 27,       Feb. 28,
                                     1997(2)           1996         1995(3)          1994         1993(4)
                                    ---------       ---------      ---------      ---------      ---------
Total assets                        $ 121,312       $ 211,129      $ 206,623      $ 223,921      $ 246,858
Senior debt                            13,254          13,653         15,128         22,022         35,688
Subordinated debt                      78,090          79,766         77,545         71,285        120,285
Exchangeable
  preferred stock                       2,374           2,319          2,266         35,785           --
Stockholders' equity (deficit)         (4,489)         57,871         59,835         55,334         24,744

    (1) In fiscal 1997, the Company recorded an approximately $35.5 million charge relating to the implementation of a program to recycle inventory to meet current production requirements (See Note 4 of Notes to Consolidated Financial Statements). The Company recorded a restructuring charge of approximately $7.2 million related to its fine jewelry business (See Note 5 of Notes to Consolidated Financial Statements). The Company recorded a gain of approximately $10.5 million related to the sale of certain assets and liabilities of its Balfour subsidiary and a loss of $5.0 million related to the sale of certain assets of its Gold Lance subsidiary (See Note 19 of Notes to Consolidated Financial Statements).

    (2) The fiscal 1997 statement of operations includes the operations of the Company's Balfour subsidiary through December 16, 1996, the date of the sale of Balfour. The fiscal 1997 balance sheet includes only those assets and liabilities of Balfour not included in the sale and not liquidated by year-end (See Note 19 of Notes to Consolidated Financial Statements).

    (3) In fiscal 1995, the Company recorded a gain of approximately $17.3 million as a result of the exchange of Exchangeable Preferred Stock (See
        Note 6 of Notes to Consolidated Financial Statements).

    (4) In fiscal 1993, the Company recorded a restructuring charge related to its New York facility of $5 million, a charge related to the disposal of certain Balfour assets of approximately $14.5 million, and expenses associated with recapitalizing the Company of approximately $14.4 million (See Notes 10 and 12 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in the Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        The Company's ability to achieve its operating results included in its fiscal 1998 business plan is affected by a number of factors, including the successful outcome of a revitalization program. While there can be no assurance that the program will be successful or that operating results including sales growth and gross margin improvement will be achieved, the Company believes, based on initiatives to date, that the program is being implemented successfully and that fiscal 1998 operating objectives are achievable.

        While there can be no assurances that the Company's cash and cash equivalents and funds available under its credit facilities will be sufficient to fund its on-going operating and investing requirements for fiscal 1998 and it is possible that the Company could require additional sources of financing as a result of unanticipated cash needs, or disappointing operating results, the Company believes that it will have sufficient funds available from its credit facilities to meet its working capital and investing needs over the next year.



LIQUIDITY

        The Company has approximately $89.1 million in principal amount of debt maturing through December 15, 1998. These debt issues mature as follows:

[bullet]  September 15, 1997    $13.3 million        Senior Secured Notes
[bullet]  May 31, 1998          $68.8 million        Senior Subordinated Notes
[bullet]  December 15, 1998     $7.0 million         Subordinated Notes

        The near term maturity of these securities and the material amount of the principal payments represents a potential liquidity issue for the Company. The Company, with the assistance of professional advisors, is evaluating possible alternatives with regard to addressing this situation. It is essential for the Company to raise additional capital and/or to restructure its debt under terms which will allow the Company to meet its expected future cash flow requirements.

FINANCIAL CONDITION

        On May 30, 1997, the Company completed an amendment (the "Amended Agreement") to its July 3, 1996 credit agreement (the "Agreement") with Foothill Capital Corporation ("Foothill") to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals, Inc. ("Fleet"). The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

        The revolving credit facility has a maximum amount of $40 million from February through October and $45 million from November through January. The letter of credit has a maximum amount of $20 million from February through October and $15 million from November through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit. The Company believes that it can meet its working capital and investing needs over the next year through cash flows from operations and the use of funds available under the Amended Agreement.

        The Company had no outstanding balance under its revolving credit facility at February 23, 1997 and $10.1 million available for borrowing under the facility. The Company had approximately 33,000 ounces, valued at approximately $11.5 million, outstanding under its gold agreement and approximately 20,000 additional ounces available under this agreement at February 23, 1997. At April 27, 1997 the Company had no outstanding balance on its revolving credit facilty and approximately 34,000 ounces valued at approximately $11.7 million outstanding under its gold agreement.

        During fiscal 1997, the Company obtained modifications to the minimum net worth covenant in the indentures governing the 11 1/2% Senior Secured Notes and the 13% Senior Subordinated Notes from a majority of the bondholders of each of the securities. During fiscal 1998, the Company obtained modifications to these two indentures from a majority of the bondholders of each of the securities to allow the Company to repurchase the outstanding shares of Essex not owned by the Company.

        Essex has available credit facilities with two banks in Thailand to provide aggregate commercial financing of up to approximately $11.6 million. The subsidiary had no balance outstanding under these lines at February 23, 1997 and February 25, 1996, respectively. Essex also has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 4,800 troy ounces. This agreement runs through December 4, 1997, and is secured by a standby letter of credit for $1.9 million under one of the subsidiary's credit facilities. There were approximately 2,800 ounces, valued at approximately $1.0 million, on consignment under this gold agreement at February 23, 1997. Subsequent to year-end, this subsidiary's credit facility was reduced to approximately $8.9 million from one bank.

        Cash used in operating activities for the year ended February 23, 1997 was approximately $23.0 million, compared with a source of approximately $2.0 million for the corresponding period of fiscal 1996. The additional cash requirements are the result of the operating loss and the requirement to make both interest payments on the 13% Senior Subordinated Notes in cash in fiscal 1997.

        Cash provided by investing activities for the year ended February 23, 1997, was approximately $44.0 million versus a use of approximately $2.1 million for the corresponding period in fiscal 1996. In the current year, the Company has received net proceeds from sales of assets, primarily a building in New York, of approximately $6.8 million, compared with proceeds from sales of assets in fiscal 1996 of approximately $1.0 million. In the current year, the Company also benefited from the proceeds related to its sale of certain assets and liabilities of its Balfour subsidiary of approximately $41.9 million. Investments in affiliates resulted in a use of approximately $1.5 million of cash in fiscal 1997 versus $0.4 million in fiscal 1996.

        The Company has $2.3 million in an escrow account to pay for the acquisition of Essex shares held by the minority shareholders.

        Cash used in financing activities was approximately $15.7 million for the year ended February 23, 1997, compared with cash provided by financing activities of $1.9 million for the year ended February 25, 1996. Proceeds from the sale of certain assets and liabilities of the Balfour subsidiary and sales of other fixed assets were used to repay the outstanding amount on the Company's revolving credit facility and to purchase gold to reduce the Company's gold facility. Operations are funded with cash borrowed under these facilities.

        The Company's net cash position increased from approximately $5.3 million at February 25, 1996, to approximately $10.4 million at February 23, 1997.

Results of Operations
---------------------

FISCAL 1997 COMPARED TO FISCAL 1996

        During fiscal 1997, the Company implemented a program to recycle inventory to recover gold and diamonds to meet immediate production requirements. These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customer's delivery requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged approximately $35.5 million related to these actions to second quarter fiscal 1997 operations. Of this amount, approximately $2.5 million was incurred in the second quarter. The remaining approximately $33 million represents third quarter activity.

        Net sales for the fiscal year ended February 23, 1997, decreased $41.4 million or 16.5% from $250.6 million in fiscal 1996 to $209.2 million in fiscal 1997. Current year sales of fine jewelry have decreased approximately $29.5 million or 17.9% over the corresponding period in fiscal 1996. The Company is concentrating on improving new product design, cycle time to market, customer service and on upgrading the performance level of manufacturing to reduce cost and improve product quality.

        Cost of goods sold for the fiscal year ended February 23, 1997, decreased approximately $25.7 million from $173.1 million in fiscal 1996 to $147.4 million in fiscal 1997, excluding the impact of the inventory charge discussed above. Margin on sales decreased 1.4% from 30.9% in fiscal 1996 to 29.5% in fiscal 1997. The sale of the operations of the Balfour subsidiary on December 16, 1996, had a negative effect on overall gross profit margin as scholastic product has a higher gross profit margin than fine jewelry product margin. Margin on fine jewelry decreased from 22.5% to 19.5%. This decline is due to pressure on the absorption of relatively fixed production costs as a result of the decrease in sales. The sales mix also was weighted toward lower margin gold product and not higher margin bridal and color product.

        In fiscal 1997, the Company recorded an approximately $7.2 million charge consisting of costs associated with the restructuring of the Company's fine jewelry operations. The Company consolidated its distribution facilities and significantly changed its organizational structure including reducing the number of senior managers. The new structure is based on the business unit approach, organized around customer teams which will be directly responsible for meeting customer needs. The components of the charge consisted of approximately $5.3 million of severance related costs, $0.8 million in facility closure costs and $1.1 million of other related costs.

        Selling, general, and administrative expenses increased approximately $7.4 million from $66.4 million in fiscal 1996 to $73.8 million in fiscal 1997. As a percentage of net sales, selling, general, and administrative expenses were approximately 8.8% higher in the current year than for the year ended February 25, 1996. Included in the current year are charges of approximately $5.5 million in unanticipated customer allowances. Also contributing to the increase are certain non-recurring, non-operating items in fiscal 1996, including a $1.5 million benefit associated with the liquidation of additional Zale claim assets and a $1.6 million benefit from a fiscal 1989 acquisition contingency.

        Interest expense for fiscal 1997, decreased approximately $0.4 million relative to fiscal 1996. This improvement is the result of the Company's ability to repay the balance on its working capital facility with the proceeds of the Balfour sale in the fourth quarter of fiscal 1997. The weighted average interest rate on overall borrowings was approximately 11.20% for fiscal 1997 compared with 11.24% for fiscal 1996. Average borrowings decreased approximately $3.6 million from approximately $117.1 million in fiscal 1996 to $113.5 million in fiscal 1997.

        On November 14, 1996, the Company sold its building in New York City. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the net book value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale.

        On December 16, 1996, the Company sold certain assets of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. ("CBI"), a new company formed by Castle Harlan Partners II, L.P. CBI also assumed certain liabilities of Balfour.

        At closing, on December 16, 1996, the Company received cash equal to the purchase price of $44 million, plus $2.7 million in working capital adjustment from January 28, 1996 to the date of closing, less $14 million which was placed in escrow pending final FTC approval. Additionally, CBI assumed a liability of $4.9 million representing the value of gold on hand as of the date of closing. On December 31, 1996, the Company received the $14 million. Approximately $3.7 million of the proceeds were used to pay transaction costs. Approximately $1.5 million in liabilities not assumed in the sale were paid from operations. On April 25, 1997, a settlement was reached in which the Company paid CBI $1.1 million to finalize the working capital adjustment and resolve certain other items. The Company recorded a gain in the fourth quarter of approximately $10.5 million on the sale.

        Although the Company had a taxable loss in fiscal 1997, a tax provision of approximately $260,000 was recorded. These tax provisions are primarily due to state and foreign income taxes.

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

        Selling, general and administrative expenses ("SG&A") for fiscal 1996 decreased approximately $24.0 million, or 26.5% from $90.4 million in fiscal 1995 to $66.4 million in fiscal 1996. As a percentage of net sales, SG&A expenses decreased from 31.4% in fiscal 1995 to 26.5% in fiscal 1996. The decrease primarily relates to lower costs associated with the consumer products line of business, particularly advertising costs and lower provisions for uncollectible accounts. Also contributing to the decrease are certain non-operating items in the current year including a $1.5 million benefit associated with the liquidation of additional Zale claim assets and a $1.6 million benefit from a fiscal 1989 acquisition contingency.

        Interest expense for the fiscal year ended February 25, 1996, increased $1.0 million from approximately $12.2 million to $13.2 million in fiscal 1996. The weighted average interest rate on overall borrowings was approximately 11.24% for fiscal 1996 compared to 11.08% for fiscal 1995. Average borrowings increased approximately $7.2 million from approximately $109.9 million in fiscal 1995 to $117.1 million in fiscal 1996 (See Note 3 of Notes to Consolidated Financial Statements).

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

        Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain in fiscal 1995 of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.

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

        Interest expense for the fiscal year ended February 26, 1995, declined approximately $2 million from $14 million in fiscal 1994 to $12 million in fiscal 1995. The weighted average interest rate on overall borrowings was approximately 11.08% for fiscal 1995 versus 11.24% for fiscal 1994. Average borrowings for the fiscal year ended February 26, 1995, declined approximately $15 million from approximately $125 million in fiscal 1994 to approximately $110 million in fiscal 1995 (See Note 3 of Notes to Consolidated Financial Statements).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Town & Country Corporation and subsidiaries are included as part of this Form 10-K:

        Report of Independent Public Accountants ..........................F-3

        Consolidated Balance Sheets - February 23, 1997
        and February 25, 1996 .............................................F-4

        Consolidated Statements of Operations - Years
        Ended February 23, 1997, February 25, 1996,
        and February 26, 1995 .............................................F-6

        Consolidated Statements of Stockholders' Equity (Deficit) -
        Years Ended February 23, 1997, February 25, 1996,
        and February 26, 1995 .............................................F-7

        Consolidated Statements of Cash Flows - Years
        Ended February 23, 1997, February 25, 1996,
        and February 26, 1995 .............................................F-9

        Notes to Consolidated Financial Statements .......................F-11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III
                                    --------


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

                                    PART IV
                                    -------



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENT LIST

        1.      Financial Statements
                --------------------

        The following consolidated financial statements of Town & Country Corporation and Subsidiaries are included in Item 8:

                                                                          Page

        Report of Independent Public Accountants ..........................F-3

        Consolidated Balance Sheets - February 23, 1997 and
        February 25, 1996 .................................................F-4

        Consolidated Statements of Operations - Years
        Ended February 23, 1997, February 25, 1996 and
        February 26, 1995 .................................................F-6

        Consolidated Statements of Stockholders' Equity (Deficit) -
        Years Ended February 23, 1997, February 25, 1996 and
        February 26, 1995 .................................................F-7

        Consolidated Statements of Cash Flows - Years
        Ended February 23, 1997, February 25, 1996 and
        February 26, 1995 .................................................F-9

        Notes to Consolidated Financial Statements .......................F-11

        2.      Financial Statement Schedules
                -----------------------------

        Report of Independent Public Accountants on Schedules ............F-53

        Schedules:

        II      Valuation Accounts .......................................F-54

        Schedules other than those listed above are omitted because of the absence of the condition under which they are required or because the required information is reflected in the financial statements or notes thereto.

        3.      Exhibits
                --------

                                                                        Page

        3.1     Restated Articles of Organization, as amended ........*6*(3.1)

        3.2     By-Laws, as amended ..................................*2*(3.2)

        4.1     Amended and Restated Indenture governing 13% .........*6*(4.2)
                Senior Subordinated Notes due 12/15/98, (the "Old
                13% Notes"), dated as of 5/14/93, from Town &
                Country Corporation to State Street Bank and
                Trust Company, as Trustee.

        4.2     Supplemental Indenture relating to the Old 13% .......*6*(4.4)
                Notes, dated as of 5/14/93, from Town & Country
                Corporation to State Street Bank and Trust
                Company, as Trustee.

        4.3     Indenture governing 11 1/2% Senior Secured Notes        *6*(4.5)
                due 9/15/97, dated as of 5/14/93, from Town &
                Country Corporation to Shawmut Bank, N.A., as
                Trustee.

        4.4 First Supplemental Indenture governing 11-1/2% ...Filed Herewith Senior Secured Notes due 9/15/97 from Town &
                Country Corporation to Fleet National Bank, as
                Trustee.

        4.5     Second Supplemental Indenture governing 11-1/2% ......*11*(4.1)
                Senior Secured Notes due 9/15/97 from Town &
                Country Corporation to Fleet National Bank, as
                Trustee.

        4.6 Third Supplemental Indenture governing 11-1/2% ...Filed Herewith Senior Secured Notes due 9/15/97 from Town &
                Country Corporation to Fleet National Bank, as
                Trustee, dated as of March 4, 1997.

        4.7     Indenture governing 13% Senior Subordinated Notes .....*6*(4.6)
                due 5/31/98, dated as of 5/14/93, from Town &
                Country Corporation to Bankers Trust Company, as Trustee.

        4.8     First Supplemental Indenture governing 13% Senior ....*11*(4.2)
                Subordinated Notes due 5/31/98 from Town &
                Country Corporation to Bankers Trust Company, as Trustee.

        4.9     Second Supplemental Indenture governing 13% ......Filed Herewith
                Senior Subordinated Notes due 5/31/98 from Town
                & Country Corporation to Bankers Trust Company, as Trustee, dated as of March 4, 1997.

        4.10    Certificate of Vote of Directors Establishing the .....*6*(4.7)
                Exchangeable Preferred Stock, par value $1.00 per share, dated as of 5/14/93.

        4.11    Certificate of Vote of Directors Establishing the .....*7*(4.8)
                Convertible Preferred Stock, par value $1.00 per share, dated as of November 23, 1994.

        Material Contracts:

        10.1    1989 Employee Stock Purchase Plan of the ............#1#(10.21)
                Registrant.

        10.2    1995 Stock Option Plan ..................................&1&(B)

        10.3    1994 Non-Employee Directors' Nonqualified ...........*7*(10.44)
                Stock Option Plan

        10.4    Assignment, Consolidation, Amendment, and ............*9*(10.4)
                Restatement to the Lease Agreement between the Registrant, Fine Jewelry Group, Inc. and Carey
                Realty Trust  dated 3/1/96.

        10.5    Lease Agreement between L.G. Balfour Company, ........*7*(10.9)
                Inc. and C.L.C. North Attleboro Trust dated
                March 14, 1994.

        10.6    Letter-Agreement dated April 4, 1994, to Lease .......*7*(10.10)
                between L. G. Balfour Company, Inc. and C.L.C.
                North Attleboro Trust,  dated March 14, 1994.

        10.7    Amendment number one to the lease between ........Filed Herewith
                L.G. Balfour Company, Inc. and C.L.C. North
                Attleboro Trust, dated April 24, 1997.

        10.31   Collateral Agency and Intercreditor Agreement ........*6*(10.16)
                dated as of 5/14/93, by and among Town & Country
                Corporation, L.G. Balfour Company, Inc., Gold
                Lance, Inc., and Town & Country Fine Jewelry
                Group, Inc. and Foothill Capital Corporation,
                Fleet Precious Metals, Inc., Rhode Island Hospital
                Trust National Bank, Republic National Bank, ABN
                Amro Bank N.V., Bankers Trust Company, Shawmut
                Bank, N.A., and Chemical Bank.

        10.32   Form of 1993 Management Stock Option .................#3#(10.23)
                Amended and Restated.

        10.34 Form of Executive Employment Agreement between ...Filed Herewith Town & Country Corporation and Francis X. Correra effective as of July 15, 1996.

        10.35   Trust Agreement dated as of 5/14/93, between .........*6*(10.22)
                Town & Country Corporation and Baybank, as
                Trustee.

        10.37   Form of letter dated as of November 4, 1994, to ......#5#(10.21)
                Certain Holders of Town & Country Exchangeable
                Preferred Stock from Town & Country relating to the offer by Town & Country to issue shares of Convertible Preferred Stock.

        10.40   Loan Agreement among Town & Country ..................*10*(10.1)
                Corporation, Town & Country Fine Jewelry
                Group, Inc., Gold Lance, Inc., L.G. Balfour
                Company, Inc. and Foothill Capital Corporation dated July 3, 1996.

        10.41   First Amendment to the agreement by and between ......*11*(10.1)
                Town & Country Corporation, Fine Jewelry
                Group, Inc., L.G. Balfour, Inc., Gold Lance,
                Inc. and Foothill Capital Corporation dated as of October 30, 1996.

        10.42   Amendment number two to the agreement by and .....Filed Herewith between Town & Country Corporation, Fine Jewelry
                Group, Inc., L.G. Balfour, Inc., Gold Lance, Inc., and
                Foothill Capital Corporation dated as of  May 30, 1997.

        10.43 Creditor Agreement by and between Foothill Capital ...*10*(10.3) Corporation and Fleet Precious Metals, Inc. dated
                July 3, 1996.

        10.44   Amended and Restated Asset Purchase Agreement .........*11*(2.1)
                by and among Commemorative Brands, Inc. and Town & Country Corporation dated November 21, 1996
                        Schedules to the exhibit have not been filed.
                        The Company will furnish supplementally a copy of any schedule to the Commission upon request

        10.46   Second Amended and Restated Consignment ..............*10*(10.2)
                Agreement by and between Fleet Precious
                Metals Inc. and Town & Country Corporation,
                Town & Country Fine Jewelry Group, Inc., L.G. Balfour
                Company and Gold Lance, Inc. dated July 3, 1996

        10.47   Asset Purchase Agreement by and among .................*12*(2.1)
                Jostens, Inc., Gold Lance, Inc. and Town &
                Country Corporation dated as of April 18, 1997.

        10.48   Transition Agreement by and among Jostens, Inc., ......*12*(2.2)
                Gold Lance, Inc. and Town & Country Corporation dated as of April 18, 1997.

        10.50   Termination and Settlement Agreement between .....Filed Herewith
                Town & Country Corporation and C. William Carey dated as of January 3, 1997.

        10.51   Voting Agreement between Town & Country ..........Filed Herewith
                Corporation and C. William Carey dated as of January 3, 1997.

        10.52   Consulting Agreement between Town & Country ......Filed Herewith
                Corporation and C. William Carey dated as of January 3, 1997.

        11      Earnings per Share Computations ..................Filed Herewith

        22      Subsidiaries of the Registrant ...................Filed Herewith

        24.1    Consent of Arthur Andersen LLP ...................Filed Herewith

        27      Financial Data Schedule ..........................Filed Herewith

*2* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 26, 1987.

*6* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File number 0-14394 filed May 27, 1993.

*7* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File Number 0-14394 filed May 24, 1995.

*9* Incorporated by reference to the designated exhibit in the Annual Report on Form 10-K, Commission File Number 0-14394 filed June 13, 1996

*10* Incorporated by reference to the designated exhibit in the Quarterly Report on Form 10-Q, Commission File Number 0-14394 filed July 9, 1996.

*11* Incorporated by reference to the designated exhibit in the Quarterly Report on Form 10-Q, Commission File Number 0-14394 filed December 21, 1996.

*12* Incorporated by reference to the designated exhibit in the Current Report on Form 8-K, Commission File Number 0-14394 filed May 5, 1997.

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

(B)   REPORTS ON FORM 8-K

      No Form 8-K was issued by the Registrant during the quarter ended February 23, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOWN & COUNTRY CORPORATION
                                         (Registrant)

Date:  June 10, 1997              By:  /s/ William Schawbel
      ------------------               -----------------------------------------
                                       William Schawbel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

        Signature                               Title
        ---------                               -----

Principal Executive Officer:

/s/ William Schawbel                    Chief Executive Officer
-----------------------------------
William Schawbel


Principal Financial and Accounting Officer:

/s/ Veronica Zsolcsak                   Chief Financial Officer
-----------------------------------
Veronica Zsolcsak


/s/ Charles Hill                        Director
-----------------------------------
Charles Hill


/s/ Richard E. Floor                    Director
-----------------------------------
Richard E. Floor


/s/ Marcia Morris                       Director
-----------------------------------
Marcia Morris

                      [This Page Intentionally Left Blank]

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
                  -------------------------------------------











                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------





                         TOGETHER WITH AUDITORS' REPORT
                         ------------------------------

                    Report of Independent Public Accountants



To Town & Country Corporation:



        We have audited the accompanying consolidated balance sheets of TOWN & COUNTRY CORPORATION (a Massachusetts corporation) and subsidiaries as of February 23, 1997 and February 25, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 23, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Town & Country Corporation and subsidiaries as of February 23, 1997 and February 25, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 23, 1997, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                        Arthur Andersen LLP

Boston, Massachusetts
April 23, 1997
(Except for the matters discussed in
Notes 1 and 3 and Note 19, for which the dates are May 30, 1997 and April 25, 1997, respectively).

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------



                                                  February 23,        February 25,
                                                     1997                  1996
                                                  ------------        ------------

  ASSETS
  ------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)              $ 10,431,911        $  5,151,929
  Restricted cash (Note 2)                             107,090             102,012
  Accounts receivable, less allowances for
    doubtful accounts of $1,243,000 and
    $2,120,000 at February 23, 1997 and
    February 25, 1996, respectively                 22,247,826          51,294,879
  Inventories (Note 2)                              42,752,801          90,138,403
  Prepaid expenses and other current assets          1,956,587           1,956,537
                                                  ------------        ------------


      Total current assets                          77,496,215         148,643,760
                                                  ------------        ------------



PROPERTY, PLANT AND EQUIPMENT, at
  cost (Note 2)                                     56,215,045          84,073,513
  Less-Accumulated depreciation                     33,242,256          43,814,604
                                                  ------------        ------------
                                                    22,972,789          40,258,909
                                                  ------------        ------------



INVESTMENT IN SOLOMON BROTHERS,
  LIMITED (Note 8)                                  13,734,000          13,734,000
                                                  ------------        ------------



OTHER ASSETS (Note 2 and 7)                          7,109,012           8,492,827
                                                  ------------        ------------
                                                  $121,312,016        $211,129,496
                                                  ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS (Continued)
---------------------------------------



                                                                     February 23,         February 25,
                                                                        1997                  1996
                                                                     ------------         ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks (Note 3)                                   $        --           $  15,193,176
  Current portion of long-term debt
    (Note 3)                                                           13,254,000               244,928
  Accounts payable                                                      9,537,829            20,237,262
  Accrued expenses (Note 2)                                            16,934,445            15,078,569
  Accrued taxes (Notes 2 and 9)                                           614,202               659,744
                                                                    -------------         -------------


        Total current liabilities                                      40,340,476            51,413,679
                                                                    -------------         -------------

LONG TERM DEBT, less current portion
  (Note 3)                                                             78,090,054            93,174,432
                                                                    -------------         -------------

OTHER LONG-TERM LIABILITIES                                                  --               1,122,625
                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST                                                       4,996,770             5,228,363
                                                                    -------------         -------------
EXCHANGEABLE PREFERRED STOCK,
  $1.00 par value, $14.59 preference value-
  Authorized--200,000 shares
  Issued and outstanding--152,217
    shares (Notes 3 and 6)                                              2,373,654             2,319,476
                                                                    -------------         -------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 6, 13, 15, and 16):
Preferred Stock, $1.00 par value-
  Authorized and unissued--2,266,745
    shares                                                                   --                    --
Convertible Preferred Stock, $1.00 par value,
  $6.50 preference value-
  Authorized--2,533,255
  Issued and outstanding--1,302,673 and 2,288,567
    shares, respectively                                                1,302,673             2,288,567
Class A Common Stock, $.01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--23,508,082 and 21,235,246
    shares, respectively                                                  235,081               212,352
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,941 shares                                 26,649                26,649
Additional paid-in capital                                             75,797,457            74,175,437
Accumulated deficit                                                   (81,850,798)          (18,832,084)
                                                                    -------------         -------------

        Total stockholders' equity (deficit)                           (4,488,938)           57,870,921
                                                                    -------------         -------------
                                                                    $ 121,312,016         $ 211,129,496
                                                                    =============         =============








The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


                                                                 For the Year Ended
                                               --------------------------------------------------------
                                               February 23,          February 25,          February 26,
                                                   1997                  1996                  1995
                                               ------------          ------------          ------------

NET SALES                                     $ 209,152,862         $ 250,577,816         $ 288,114,608
INVENTORY CHARGE (Note 4)                        35,521,000                  --                    --
COST OF SALES                                   147,446,342           173,141,311           200,533,890
                                              -------------         -------------         -------------
  Gross profit                                $  26,185,520         $  77,436,505         $  87,580,718

SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                        73,759,927            66,407,484            90,407,855

RESTRUCTURING CHARGE (Note 5)                     7,207,694                  --                    --

                                              -------------         -------------         -------------
  Income (loss) from operations               $ (54,782,101)        $  11,029,021         $  (2,827,137)

INTEREST EXPENSE                                (12,722,915)          (13,153,660)          (12,169,615)
INTEREST AND OTHER INCOME, NET                      428,715               678,251               234,933
GAIN ON SALE OF ASSETS AND
  LIABILITIES OF BALFOUR (Note 19)               10,546,886                  --                    --
LOSS ON SALE OF ASSETS OF GOLD LANCE
  (Note 19)                                      (5,000,000)                 --                    --
NET GAIN (LOSS) ON SALES OF REAL ESTATE            (599,921)              417,220                  --
GAIN ON LITTLE SWITZERLAND, INC.
  EXCHANGE (Note 6)                                    --                    --              17,277,988
INCOME (LOSS) FROM AFFILIATES                       (55,114)                 --                 587,814
  (Notes 7 and 8)
MINORITY INTEREST (Note 2)                          167,177              (673,079)             (773,901)
                                              -------------         -------------         -------------
  Income (loss) before provision for
    income taxes                              $ (62,017,273)        $  (1,702,247)        $   2,330,082
PROVISION FOR INCOME TAXES
  (Notes 2 and 9)                                   260,762               163,867             1,758,164
                                              -------------         -------------         -------------
  Net income (loss)                           $ (62,278,035)        $  (1,866,114)        $     571,918
ACCRETION OF DISCOUNT AND DIVIDENDS
  ON PREFERRED STOCKS (Notes 3 and 6)               740,679             1,039,802             1,688,019
                                              -------------         -------------         -------------
  Income (loss) attributable to common
    stockholders                              $ (63,018,714)        $  (2,905,916)        $  (1,116,101)
                                              =============         =============         =============
INCOME (LOSS) PER COMMON SHARE
  (Note 2)                                    $       (2.47)        $       (0.12)        $       (0.05)
                                              =============         =============         =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 2)                           25,504,218            23,769,323            23,433,173
                                              =============         =============         =============








The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
-------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------

FOR THE YEARS ENDED FEBRUARY 23, 1997,  FEBRUARY 25, 1996, AND FEBRUARY 26, 1995
--------------------------------------  ----------------------------------------

                                                                                               Class A
                                                   Convertible Preferred Stock               Common Stock
                                                  -----------------------------      ----------------------------

                                                    Number of                         Number of         Par Value
                                                      Shares     Par Value $1           Shares             $.01
                                                    ---------    ------------         ---------         ---------
BALANCE, February 27, 1994                             --         $      --          20,755,901       $  207,559
Share issuance related to Little
    Switzerland, Inc. exchange                    2,381,038         2,381,038              --               --
Conversion of Class B Common Stock
    into Class A Common Stock                          --                --               5,752               58
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                                  --                --              23,115              231
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)                   --                --                --               --
Net income                                             --                --                --               --
                                                  ---------       -----------        ----------       ----------

BALANCE, February 26, 1995                        2,381,038       $ 2,381,038        20,784,768       $  207,848
Conversion of Convertible Preferred Stock
    into Class A Common Stock                      (202,277)         (202,277)          404,554            4,045
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                                  --                --              45,924              459
Issuance of Convertible Preferred Stock as
    payment of dividend                             109,806           109,806              --               --
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)                   --                --                --               --
Net loss                                               --                --                --               --
                                                  ---------       -----------        ----------       ----------

BALANCE, February 25, 1996                        2,288,567       $ 2,288,567        21,235,246       $  212,352
Conversion of Convertible Preferred Stock
    into Class A Common Stock                    (1,106,159)       (1,106,159)        2,212,317           22,124
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                                  --                --              60,519              605
Issuance of Convertible Preferred Stock as
    payment of dividend                             120,265           120,265              --               --
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)                   --                --                --               --
Net loss                                               --                --                --               --
                                                  ---------       -----------        ----------       ----------

BALANCE, February 23, 1997                        1,302,673       $ 1,302,673        23,508,082       $  235,081
                                                  =========       ===========        ==========       ==========






(Continued on Next Page)

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
-------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------

FOR THE YEARS ENDED FEBRUARY 23, 1997,  FEBRUARY 25, 1996, AND FEBRUARY 26, 1995
--------------------------------------  ----------------------------------------

                                                       Class B
                                                    Common Stock
                                              ----------------------------
                                                                                Additional                              Total
                                              Number of          Par Value       Paid-in         Accumulated        Stockholders'
                                                Shares              $.01         Capital           Deficit         Equity (Deficit)
                                              ---------          ---------      ----------       -----------       ----------------
BALANCE, February 27, 1994                    2,670,693         $  26,707     $ 69,909,485    $  (14,810,068)     $ 55,333,683
Share issuance related to Little
    Switzerland, Inc. exchange                     --                --          2,976,297              --           5,357,335
Conversion of Class B Common Stock
    into Class A Common Stock                    (5,752)              (58)            --                --                --
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                              --                --             27,352              --              27,583
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)               --                --            232,152        (1,688,018)       (1,455,866)
Net income                                         --                --               --             571,918           571,918
                                              ---------         ---------     ------------    --------------      ------------

BALANCE, February 26, 1995                    2,664,941         $  26,649     $ 73,145,286    $  (15,926,168)     $ 59,834,653
Conversion of Convertible Preferred Stock
    into Class A Common Stock                      --                --            198,232              --                --
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                              --                --             22,502              --              22,961
Issuance of Convertible Preferred Stock as
    payment of dividend                            --                --           (109,806)             --                --
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)               --                --            919,223        (1,039,802)         (120,579)
Net loss                                           --                --               --          (1,866,114)       (1,866,114)
                                              ---------         ---------     ------------    --------------      ------------

BALANCE, February 25, 1996                    2,664,941         $  26,649     $ 74,175,437    $  (18,832,084)     $ 57,870,921
Conversion of Convertible Preferred Stock
    into Class A Common Stock                      --                --          1,084,035              --                --
Net proceeds from the exercise of
    options to purchase common stock
    (Notes 15 and 16)                              --                --             38,376              --              38,981
Issuance of Convertible Preferred Stock as
    payment of dividend                            --                --           (120,265)             --                --
Accretion of discount and dividends on
    preferred stocks (Notes 3 and 6)               --                --            619,874          (740,679)         (120,805)
Net loss                                           --                --               --         (62,278,035)      (62,278,035)
                                              ---------         ---------     ------------    --------------      ------------

BALANCE, February 23, 1997                    2,664,941         $  26,649     $ 75,797,457    $  (81,850,798)     $ (4,488,938)
                                              =========         =========     ============    ==============      ============




The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION AND SUBSIDIARIES
-------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                                        For the Year Ended
                                                         --------------------------------------------------
                                                         February 23,       February 25,       February 26,
                                                            1997               1996                1995
                                                         ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $(62,278,035)      $ (1,866,114)      $    571,918
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities--
    Depreciation and amortization                          3,013,312          3,929,246          4,846,300
    Loss/(gain) on disposal of fixed assets, net             599,921           (423,600)            73,773
    Loss/(gain) on sales of assets and liabilities
      of subsidiaries, net (Note 19)                      (5,546,886)              --                 --
    Gain on Little Switzerland, Inc. exchange
      (Note 6)                                                  --                 --          (17,277,988)
    Undistributed earnings of affiliates, net
      of minority interest                                  (112,063)           673,080            186,087
    Interest paid with issuance of debt
      (Note 3)                                                  --            4,200,569          7,647,666
    Change in assets and liabilities--
      (Increase) decrease in accounts
        receivable                                         7,775,439          6,177,243         (1,848,704)
      (Increase) decrease in inventories                  38,517,105         (9,788,991)        (5,320,015)
      (Increase) decrease in prepaid
        expenses and other current assets                    175,088         (1,382,926)         3,418,272
      (Increase) decrease in other assets                   (273,803)          (512,991)         6,542,404
      Increase (decrease) in accounts payable             (8,365,256)         2,428,237          5,081,668
      Increase (decrease) in accrued expenses              3,438,070           (380,343)        (4,597,420)
      Increase (decrease) in accrued taxes                   (45,542)          (692,779)           478,270
      Increase (decrease) in other liabilities                53,217           (371,899)          (599,231)
                                                        ------------       ------------       ------------

        Net cash provided by (used in)
          operating activities                          $(23,049,433)      $  1,988,732       $   (797,000)
                                                        ------------       ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                    $  6,842,719       $    996,610       $     45,331
  Capital expenditures                                    (3,238,322)        (2,734,122)        (2,759,204)
  Proceeds from sale of assets and liabilities of
    subsidiary (Note 19)                                  41,914,418               --                 --
  Investment in affiliates                                (1,489,884)          (380,000)              --
                                                        ------------       ------------       ------------

        Net cash provided by (used in)
             investing activities                       $ 44,028,931       $ (2,117,512)      $ (2,713,873)
                                                        ------------       ------------       ------------



The accompanying notes are an integral part of these consolidated financial statements.

TOWN & COUNTRY CORPORATION & SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
-------------------------------------------------


                                                                           For the Year Ended
                                                     -----------------------------------------------------------------
                                                     February 23,              February 25,               February 26,
                                                         1997                     1996                        1995
                                                     ------------              ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit facility             $(261,017,868)            $(257,779,581)            $(279,990,373)
  Proceeds from borrowings under
    revolving credit facility                         245,824,692               261,854,934               291,108,200
  Decrease (increase) in restricted cash                   (5,078)                 (100,123)                   36,082
  Payments on other debt                                 (399,080)               (1,926,044)               (7,607,575)
  Payment of dividends                                   (141,163)                 (128,359)                     --
  Proceeds from the issuance of common stock               38,981                    22,961                    27,584
                                                    -------------             -------------             -------------


        Net cash provided by (used in)
          financing activities                      $ (15,699,516)            $   1,943,788             $   3,573,918
                                                    -------------             -------------             -------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  $   5,279,982             $   1,815,008             $      63,045

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     5,151,929                 3,336,921                 3,273,876
                                                    -------------             -------------             -------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                           $  10,431,911             $   5,151,929             $   3,336,921
                                                    =============             =============             =============


SUPPLEMENTAL CASH FLOW DATA:
CASH PAID DURING THE YEAR FOR:
  Interest                                          $  14,010,558             $   9,758,857             $   4,908,642
                                                    =============             =============             =============
  Income taxes                                      $     420,448             $     806,463             $   1,119,864
                                                    =============             =============             =============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (Note 2)





The accompanying notes are an integral part of these consolidated financial statements.

                   TOWN & COUNTRY CORPORATION & SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               FEBRUARY 23, 1997
                               -----------------


        (1)     MANAGEMENT'S PLANS
                ------------------


Town & Country Corporation and subsidiaries ("the Company") incurred a substantial loss during fiscal 1997, primarily as a result of the following:

[bullet] The disposal of inventory which resulted in a $35.5 million charge in the second quarter (See Note 4).

[bullet] The incurrence of an operating loss in the fine jewelry business resulting primarily from declining sales and gross margins as compared to fiscal 1996. Additionally, the Company recognized $5.5 million in unanticipated customer allowances in the second quarter.

[bullet] The incurrence of a $7.2 million restructuring charge in the fourth quarter to recognize costs associated with reorganizing the fine jewelry business, primarily related to severance costs (See Note 5).

As a result of the declining performance of the fine jewelry business, the Company developed a revitalization plan. The major three components of the plan are (1) disposal of non-core assets, (2) reengineering of company-wide processes and (3) further expansion internationally.

In order to focus and fund the core business of the Company, a project was undertaken to dispose of non-core businesses and properties. In December 1996 the Company was successful in selling certain assets and liabilities of its Balfour subsidiary. In April 1997, the Company announced the sale of certain assets of its Gold Lance subsidiary. The Company sold real estate not related to its core business and currently has on the market the remaining real estate and machinery related to Balfour and Gold Lance. These transactions generated sufficient cash to allow the Company to repay all amounts outstanding on its revolving credit facility as of February 23, 1997 (See Note 3).

Town & Country began a reengineering project with the assistance of a management consulting firm. The Company focused on company-wide processes that needed streamlining. In November 1996, cross-functional product development teams were introduced to assist in the effort to reduce the time from concept to product. These teams review new products in process for marketability, manufacturability and profitablilty. Products have been eliminated and/or modified. Product lines were reviewed for completeness and new designs have been introduced based on specific customer requirements. The Company organized its sales and support functions around its customers and their business requirements by creating customer teams. These teams are intended to operate as fully operational businesses with profit and loss responsibility and accountability.

The changes in the Company included certain management changes. Mr. William Schawbel, was appointed co-chairman of the Board of Directors and acting CEO upon the resignation of C. William Carey, the founder, president and Chairman effective January 3, 1997. Mr.

Schawbel, a director for three years and founder and CEO of his own company, was an executive of the Gillette Company for 19 years. During process reengineering there have also been additional fine jewelry senior management who have left the Company. The Company believes that the current management structure is in line with its current needs.

In the international area, the Company began the process of privatizing its Essex subsidiary in fiscal 1997 (See Note 18). The Company believes that 100% ownership of Essex will allow the Company to better integrate and utilize its manufacturing facilities worldwide and achieve cost efficiencies in a more timely manner. The privatization is scheduled to be completed by the end of July 1997. The Company has also begun designing product specifically for the European and Asian markets. The Company hopes to take advantage of emerging business in these parts of the world and is expanding its offshore marketing and sales with this intent.

The Company has received amendments to the terms of its Senior Secured Notes and Senior Subordinated Notes for the purposes of: (1) using approximately $3.0 million to reacquire 100% ownership of its Essex subsidiary, and (2) modifying the net worth financial covenant as a result of the second quarter fiscal 1997 loss.

On May 30, 1997, Town & Country Corporation and its working capital lender, Foothill Capital Corporation ("Foothill") signed an amendment to its July 1996 revolving credit agreement, which was specifically structured between the parties to meet the requirements of the Company's business plan for fiscal 1998 (See Note 3).

The fiscal 1997 loss created a net capital deficiency of approximately $4.5 million. The Company also has $13.3 million of Senior Secured Notes maturing September 15, 1997.

In addition, the Company has approximately $75.8 million in principal amount of debt maturing in fiscal 1999. These debt issues mature as follows:

[bullet] May 31, 1998            $68.8 million        Senior Subordinated Notes
[bullet] December 15, 1998       $ 7.0 million        Subordinated Notes

The near term maturity of these securities and the material amount of the principal payments represents a potential liquidity issue for the Company. The Company, with the assistance of professional advisors, is evaluating possible alternatives with regard to addressing this situation. It is essential for the Company to raise additional capital and/or restructure its debt under terms which will allow the Company to meet its expected future cash flow requirements. There can be no assurances that the Company will be able to raise additional capital and/or restructure its debt.

The Company's ability to achieve its operating results included in its fiscal 1998 business plan is affected by a number of factors, including the successful outcome of the revitalization program discussed above. There can be no assurance that the program will be successful or that the operating results, including anticipated sales growth and gross margin percentage improvements, will be achieved.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, the consolidated financial statements do not include any adjustments relating to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                ------------------------------------------

        Principles of Consolidation
        ---------------------------

        The accompanying consolidated financial statements include the accounts of the Company and its controlled domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.


        Organization
        ------------

        Town & Country Corporation, a Massachusetts corporation incorporated in 1965, (collectively with its consolidated subsidiaries unless the context otherwise requires, the "Company") designs, manufactures, and markets an extensive collection of fine jewelry products in the United States and internationally. The Company consisted of five operating entities: the parent company, Town & Country Corporation ("Town & Country"), headquartered in Chelsea, Massachusetts; its wholly owned subsidiaries, Town & Country Fine Jewelry Group, Inc. ("Fine Jewelry Group"), headquartered in Chelsea, Massachusetts; Anju Jewelry Limited, a Hong Kong company and its subsidiaries ("Anju"); Gold Lance, Inc. ("Gold Lance"), located in Houston, Texas; L.G. Balfour Company, Inc. ("Balfour"), headquartered in North Attleboro, Massachusetts; and its majority-owned subsidiary Essex International Public Company Limited and its affiliates ("Essex"), a Thailand company. On

December 16, 1996, the Company sold certain assets and liabilities constituting substantially all of the operations of its Balfour subsidiary. Subsequent to year-end, the Company sold certain assets of its Gold Lance subsidiary and related to the sale changed the name of the subsidiary to GL, Inc. (See Note
19).


        Reclassifications
        -----------------

        Certain reclassifications have been made to the prior years' financial statements to conform with the presentation of the fiscal 1997 financial statements.


        Comparability
        -------------

        The accompanying consolidated statements of operations include the operations of the Company's Balfour subsidiary through December 16, 1996, the date of the sale of Balfour. The accompanying consolidated balance sheet as of February 23, 1997 includes only those assets and liabilities of Balfour not included in the sale and not liquidated by February 23, 1997.


        Revenue Recognition
        -------------------

        The Company generally recognizes revenue upon shipment of its products to customers. Revenue on consignment product shipped to customers is recognized from reporting by the customer that the product has been sold to the end user.


        Cash and Cash Equivalents
        -------------------------

        Cash equivalents include highly liquid investments with original maturities of three months or less.


        Investments
        -----------

        On March 1, 1994, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. The Company's financial condition and results of operations were not materially impacted in fiscal 1995 as a result of adopting SFAS No. 115.


        Long-Lived Assets
        -----------------

        On February 26, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for long-term assets based on their fair market values. Adoption of SFAS No. 121 did not have a material impact on the Company's financial condition and results of operation.


        Stock Options
        -------------

        On February 26, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock based compensation plans for employees in accordance with Accounting Principles Board Opinion (APB) No. 25. Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share had the principles in SFAS No. 123 been applied (See
Note 15).


        Income (Loss) Per Common Share
        ------------------------------

        Income (loss) per common share is computed based on the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period. Common equivalent shares result from the assumed exercise of stock options and warrants.

        In March 1997, the Financial Accounting Standards Board issued SFAS No.
128. Earnings per Share, which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is designed to improve the earnings per share information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share on an international basis. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of an entity, similar to fully diluted earnings per share. Earnings per share in these financial statements would not be affected under the new pronouncement.


        Restricted Cash
        ---------------

        Restricted cash includes cash payments from the Company's investment in Solomon Brothers, Limited and cash proceeds with respect to the Zale bankruptcy claim. These funds are escrowed for the benefit of the holders of the Senior Secured Notes. During fiscal 1997 and fiscal 1996, approximately $0 and $0.7 million, respectively, of Senior Secured Notes were redeemed with such proceeds.

        Foreign Currency
        ----------------

        The Company is subject to fluctuating foreign currency exchange rates which are reflected currently in the consolidated statements of operations. Transaction and exchange gains and losses have not been material to the consolidated financial position or results of operations for the three years in the period ended February 23, 1997.


        Inventories
        -----------

        Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

        Inventories consisted of the following at February 23, 1997, and February 25, 1996:


                         1997             1996
                     -----------      -----------

Raw materials        $ 8,547,459      $14,820,768

Work-in-process        5,643,042        9,947,057

Finished goods        28,562,300       65,370,578
                     -----------      -----------
                     $42,752,801      $90,138,403
                     ===========      ===========


        The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. The Company's intention is that as the gold selling price for orders is confirmed, the Company purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. The Company attempts to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the years ended February 23, 1997, February 25, 1996 and February 26, 1995, these fees totaled approximately $1.5 million, $1.4 million and $1.4 million, respectively.

        The Company does not include the value of consigned gold in inventory or the corresponding liability in borrowings for financial statement purposes. As of February 23, 1997 and February 25, 1996, the Company held approximately 33,000 ounces, valued at $11.5 million, and 63,000 ounces, valued at $24.9 million, respectively, of gold on consignment under its domestic gold agreements. A foreign subsidiary of the Company held an additional 2,800 ounces, valued at $1.0 million, and 3,100 ounces, valued at $1.2 million, outstanding at February 23, 1997, and February 25, 1996, respectively, under a separate consignment agreement (See Note 3).

        Advertising
        -----------

        The Company expenses the costs of advertising as incurred.

        At February 23, 1997, February 25, 1996 and February 26, 1995, advertising expense was approximately $5.7 million, $5.8 million and $14.2 million.


        Property, Plant and Equipment
        -----------------------------

        The Company provides for depreciation, principally on the straight-line method, at rates adequate to depreciate the applicable assets over their estimated useful lives which range from 3 to 40 years. Certain equipment is depreciated using the declining balance method.

        Property and equipment consisted of the following at February 23, 1997, and February 25, 1996:

                             Useful Life
                                Ranges              1997             1996
                             -------------------------------      -----------

Real estate                  10 - 40 Years       $15,616,919      $28,991,637

Furniture and fixtures        3 -  7 Years         3,101,232        3,754,091

Equipment                     3 - 20 Years        33,288,626       46,161,078

Leasehold improvements        4 - 20 Years         4,175,809        4,795,245

Construction-in-progress                              32,459          371,462
                                                 -----------      -----------
                                                 $56,215,045      $84,073,513
                                                 ===========      ===========

        Accrued Expenses
        ----------------

        The principal components of accrued expenses at February 23, 1997, and February 25, 1996, are as follows:


                                            1997                 1996
                                        -----------          -----------
Compensation and related costs          $ 3,188,756          $ 4,721,395

Customer deposits                              --              4,824,697

Interest                                  2,954,777            3,088,712

Commissions                                 567,895              517,606

Restructuring costs (Note 5)              1,704,735                 --

Loss on sale of assets of Gold Lance
  (Note 19)                               4,200,000                 --

Balfour purchase price settlement
  (Note 19)                               1,100,000                 --

Other                                     3,218,282            1,926,159
                                        -----------          -----------
                                        $16,934,445          $15,078,569
                                        ===========          ===========


        Income Taxes
        ------------

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


        Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


        Long-Term Intangible Assets
        ---------------------------

        The excess of purchase price over the values assigned to net assets acquired is being amortized using the straight-line method over periods ranging from 30 to 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segments' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Goodwill included in other assets in the accompanying consolidated balance sheets is approximately $1,148,000 and $3,885,000 at February 23, 1997 and February 25, 1996, respectively. Included in operating expenses in the accompanying consolidated statements of operations is amortization of approximately $144,000, $183,000 and $183,000 in fiscal 1997, 1996 and 1995, respectively. Goodwill associated with Balfour was realized as part of the sale of certain assets and liabilities of Balfour as described in Note 19. Goodwill remaining at February 23, 1997, relates to Gold Lance, the assets of which were sold subsequent to year-end in the transaction described in Note 19.


        Minority Interest
        -----------------

        Minority interest is determined based on the percent ownership of the equity by other investors of the related consolidated subsidiary.


        Subsidiary Sale of Stock
        ------------------------

        At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. The Company records the increase as a gain in the consolidated statement of operations.


        Supplemental Disclosures of Noncash Investing and Financing Activities
        ----------------------------------------------------------------------

        As part of the sale of certain assets and liabilities of the Company's Balfour subsidiary on December 16, 1996, Commemorative Brands, Inc. took possession of approximately $4.9 million of consigned gold and assumed the corresponding gold loan liability.

        During fiscal 1995, the Company had fixed asset additions of approximately $0.7 million funded by increases in capital lease obligations.

        On November 23, 1994, holders of approximately 94% of the Company's Exchangeable Preferred Stock exchanged their shares for shares of Little Switzerland, Inc. common stock held by the Company and shares of the Company's Convertible Preferred Stock
(See Note 6).


        Financial Instruments
        ---------------------

        Cash and Cash Equivalents

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of the instruments.

        Restricted Cash

        The Company's restricted cash is invested in short-term, highly-liquid investments. The carrying amount approximates fair value because of the short-term maturity of these investments.


        Investment in Little Switzerland, Inc.

        The Company owned 318,962 shares of Little Switzerland, Inc. Common Stock as of February 23, 1997 and February 25, 1996. Of these shares, 152,217 are held by a trustee for the benefit of the holders of the Company's Exchangeable Preferred Stock and are considered held-to-maturity. The remaining shares owned by the Company are considered available-for-sale. The Company believes that the carrying value approximates the fair value of these securities based on the publicly traded market price of the Little Switzerland, Inc. Common Stock.


        Investment in Solomon Brothers, Limited

        The fair value of the Company's investment in Solomon Brothers, Limited is considered to be no less than its carrying value as of February 23, 1997, and February 25, 1996, based on the valuation method agreed upon for the redemption of shares as discussed in Note 8 and the estimated fair value of the underlying net assets.


        Long-Term Subordinated Debt and Exchangeable Preferred Stock

        The Company's management believes that estimating the fair value of the Company's long-term subordinated debt and Exchangeable Preferred Stock as of February 23, 1997, and February 25, 1996, is not practicable due to the lack of an established market or comparable securities.


        Long-Term Secured Debt

        The fair value of the Company's various long-term secured debt, which are secured by various assets, are considered to approximate their carrying value as of February 23, 1997 and February 25, 1996. This conclusion is based on the relationship of carrying value to the value of the related security and the relatively short-term maturities of the related debt.

        (3)     LONG-TERM DEBT AND CREDIT ARRANGEMENTS
                --------------------------------------

        Long-term debt at February 23, 1997, and February 25, 1996, consists of the following:


                                              1997                     1996
                                          ------------             ------------

  Senior Subordinated Notes due 1998
with interest payable semiannually at
13%, including unamortized premium of
$2.3 million and $4.0 million in 1997
and 1996, respectively. The first four
interest payments were made with
issuance of additional notes of
approximately $15.3 million.              $ 71,155,227             $ 72,843,528


  Senior Secured Notes due 1997 with
interest payable monthly at 11.5%.
Payments required prior to maturity for
proceeds received by the Company related
to the Company's investment in Solomon
Brothers, Limited and/or settlement of
the Zale bankruptcy claim and certain
other limited conditions.                   13,254,000               13,254,000


  Senior Subordinated Notes due 1998
with interest payable semiannually at
13%, net of unamortized discount of
$25,173 and $37,248 in 1997 and 1996,
respectively.                                6,934,827                6,922,752


  Lease obligation for office furniture
and equipment payable in monthly
installments with interest at 9.67%                 --                  399,080
                                          ------------             ------------


                                          $ 91,344,054             $ 93,419,360


  Less-Current portion                      13,254,000                  244,928
                                          ------------             ------------


                                          $ 78,090,054             $ 93,174,432
                                          ============             ============


        On May 30, 1997 the Company completed an amendment (the "Amended Agreement") to its July 3, 1996 credit agreement (the "Agreement") with Foothill Capital Corporation ("Foothill") to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of a Gold Consignment Facility provided by Fleet Precious Metals, Inc. ("Fleet"). The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

        The revolving credit facility has a maximum amount of $40 million from February through October and $45 million from November through January. The letter of credit has a maximum amount of $20 million from February through October and $15 million from November through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures, as defined. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.


        The Company had no outstanding balance under its revolving credit facility at February 23, 1997 and $10.1 million available for borrowing under the facility. The Company had approximately 33,000 ounces outstanding under its gold agreement and approximately 20,000 additional ounces available under this agreement at February 23, 1997 (See Note 2). The weighted average interest rate on overall borrowings under the credit facility was approximately 11.4% for fiscal 1997 compared to 11.7% for fiscal 1996.


        During fiscal 1997, the Company obtained modifications to the minimum net worth covenant in the indentures governing the 11 1/2% Senior Secured Notes and the 13% Senior Subordinated Notes from a majority of the bondholders of each of the securities. During fiscal 1998, the Company obtained modifications to these two indentures from a majority of the bondholders of each of the securities to allow the Company to repurchase the outstanding shares of its Thai subsidiary.


        A subsidiary of the Company had available credit facilities with two banks in Thailand to provide aggregate commercial financing of up to approximately $11.6 million. The subsidiary had no balance outstanding under these lines at February 23, 1997 and February 25, 1996, respectively. This subsidiary also has an agreement with a gold supplier to provide secured gold consignment availability of up to approximately 4,800 troy ounces. This agreement runs through December 4, 1997, and is secured by a standby letter of credit for $1.9 million under one of the subsidiary's credit facilities. There were approximately 2,800 and 3,100 ounces on consignment under this gold agreement at February 23, 1997 and February 25, 1996, respectively (See Note 2). Subsequent to year-end, this subsidiary's credit facility was reduced to approximately $8.9 million from one bank.


        On May 14, 1993, the Company issued $30 million of Senior Secured Notes due September 15, 1997. Following receipt, by the Company, of cash payments from the Company's investment in Solomon Brothers, Limited and/or cash or other payments from the Zale Companies with respect to the Zale bankruptcy claim, net of certain expenses, the Company is required to redeem an amount of the notes equal to the amount of such net proceeds at a redemption price equal to 100% of the principal amount thereof plus accrued interest, if any. During fiscal 1997 and fiscal 1996, the Company redeemed $0 and $0.7 million, respectively, of Senior Secured Notes with such proceeds.

        In the event that the Company's consolidated stockholders' deficit exceeds a defined maximum for two consecutive quarters, $7,500,000 as of February 23, 1997, the Company is required to make an offer to redeem 7.5% of the outstanding Senior Subordinated Notes due 1998 semiannually and to continue to do so as long as the condition persists.


        On May 14, 1993, the Company issued approximately 2,533,000 shares of Exchangeable Preferred Stock, the outstanding shares of which will be redeemed by the Company on December 31, 2000, for $14.59 per share plus accrued and unpaid dividends payable in cash or shares of Little Switzerland, Inc. common stock. As of February 23, 1997 there are 152,217 shares outstanding. No dividends will be paid until after the second anniversary of the date of issuance of the stock. Thereafter, holders will be entitled to receive cumulative cash dividends at a rate of 6% per annum based on $14.59 per share. Dividends will be payable semiannually on each six-month and twelve-month anniversary of the issuance date. During fiscal 1997 and fiscal 1996, approximately $67,000 of dividends were paid. At any time after March 1, 1994, each share of Exchangeable Preferred Stock may be exchanged by the holder for a share of Little Switzerland, Inc. common stock held by the Company or redeemed by the Company, for cash, at a declining premium through 1998 (See Note 6). Cumulative unpaid dividends amounted to approximately $105, 000 and approximately $39,000 at February 23, 1997 and February 25, 1996, respectively. For the years ended February 23, 1997, February 25, 1996 and February 26, 1995, accretion of dividends and discount on Exchangeable Preferred Stock amounted to approximately $121,000, $121,000 and $1,456,000, respectively.


        Aggregate maturities of long-term debt and Exchangeable Preferred Stock for each of the next five years are approximately $13,254,000, $75,785,000, $0, $2,221,000 and $0, respectively.



        (4)     INVENTORY CHARGE
                ----------------

        During fiscal 1997, the Company implemented a program to recycle inventory to recover gold and diamonds to meet immediate production requirements. These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' delivery requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged second quarter operations approximately $35.5 million related to these actions.


        (5)     RESTRUCTURING
                -------------

        In fiscal 1997, the Company recorded an approximately $7.2 million charge consisting of costs associated with the restructuring of the Company's fine jewelry operations. The Company consolidated its distribution facilities and significantly changed its organizational structure including reducing the number of senior managers. The new structure is based on the business unit approach, organized around customer teams which will be directly responsible for meeting customer needs. The components of the charge consisted of approximately $5.3 million of severance related costs, $0.8 million in facility closure costs and $1.1 million of other related costs (See Note 2).


        (6)     EXCHANGE OF STOCK
                -----------------

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

        Since the carrying value of the Company's investment in Little Switzerland, Inc. was substantially less than the recorded value of the Exchangeable Preferred Stock, the transaction resulted in a nonrecurring, noncash gain in fiscal 1995 of approximately $17 million, net of the estimated fair value of the Convertible Preferred Stock issued.


        Convertible Preferred Stock
        ---------------------------

        Each share of Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. In the event the market price of a share of Class A Common Stock equals or exceeds $3.25 for 30 consecutive trading days, the Company may require the holders of Convertible Preferred Stock to convert such stock into shares of Class A Common Stock at the then-applicable conversion rate. Beginning on November 23, 1995, the Company may redeem, in whole or in part, shares of Convertible Preferred Stock at a price equal to 104% of the liquidation value and thereafter at prices declining annually to 100% of the liquidation value on or after November 23, 1997. The Convertible Preferred Stock has a liquidation value of $6.50 per share and accrues cumulative dividends at the rate of 6% of the liquidation value per annum. Dividends are payable in cash or in additional shares of Convertible Preferred Stock as defined by the agreement. During fiscal 1997 and fiscal 1996, dividends of approximately $782,000 and $713,000, respectively, were paid with the issuance of approximately 120,000 and 110,000, respectively, of new shares of Convertible Preferred Stock. At February 23, 1997, and February 25, 1996, cumulative unpaid dividends amounted to approximately $336,000 and $438,000, respectively.

        The Convertible Preferred Stock is subordinate with respect to liquidation preference and with respect to dividend payments to the outstanding shares of Exchangeable Preferred Stock but senior to the Class A Common Stock and the Class B Common Stock. Holders of shares of Convertible Preferred Stock are entitled to vote on all matters on which the holders of Class A Common Stock are entitled to vote. Each share of Convertible Preferred Stock entitles the holder to the number of votes per share equal to the number of shares of Class A Common Stock into which each share of Convertible Preferred Stock is then convertible.

        (7)     INVESTMENT IN AFFILIATES
                ------------------------

        The sale of approximately 68% of Little Switzerland, Inc.'s common stock by a subsidiary of the Company resulted in the deconsolidation of Little Switzerland, Inc. in the fiscal 1992 consolidated financial statements of the Company.

        As a result of the exchange discussed in Note 6, the Company's investment in Little Switzerland, Inc., as of November 23, 1994, was reduced to 318,962 shares or approximately 4%. Due to the decrease in ownership in fiscal 1995, the Company changed its method of accounting for this investment from the equity method to the cost method. The continuing investment in Little Switzerland, Inc. of approximately $1,651,000 is included in other assets in the accompanying consolidated balance sheets as of February 23, 1997 and February 25, 1996.

        A subsidiary of the Company has investments in two companies totaling approximately $1.8 million which are included in other assets in the accompanying consolidated balance sheet as of February 23, 1997. Both investments are accounted for under the equity method of accounting.


        (8)     INVESTMENT IN SOLOMON BROTHERS, LIMITED
                ---------------------------------------

        On May 27, 1988, the Company purchased 410,000 shares of nonvoting, redeemable, cumulative, Participating Preferred Class B Stock of Solomon Brothers, Limited ("Solomon Brothers"), a Bahamian company, for a total purchase price of $17,220,020.

        The Company is entitled, as holder, to a fixed, cumulative, preferred dividend equal to 1% of the purchase price annually. The Company is also entitled to a cumulative, ordinary dividend equal to the change in net book value per ordinary share of Solomon Brothers, calculated as if the Company was a holder of ordinary shares, less the preferred dividend and to a fee determined as a percent of cumulative, accrued, unpaid ordinary dividends. On May 31, 1993, the Company redeemed 83,000 of the Company's shares for approximately $3.5 million. On March 29, 1994, March 20, 1995, April 4, 1996 and March 3, 1997, as required by the covenants of its Senior Secured Notes, the Company gave written notice to Solomon Brothers of the Company's intention to redeem 70,000, 55,000, 55,000 and 55,000 additional shares, respectively. The Company currently expects to give notice of intention to redeem additional shares annually until all outstanding shares have been noticed. Solomon Brothers informed the Company that it would not be able to redeem the March, 1994, March, 1995, April, 1996 and March, 1997, share requests when due, as a result of constraints imposed by its banking facilities. The Company believes its investment is realizable, but it is unable to estimate the timing of future redemption payments. The Company is monitoring Solomon Brothers' operations and financial position and if it determines in the future that carrying value is no longer reflective of fair value, adjustments will be made at that time.

        This type of investment, by its terms, and by the nature of Solomon Brothers, a Bahamian closely held company, is not a highly liquid investment. The intention of the investment was for the Company to be a long term beneficiary of Solomon Brothers' growth and success. If the investment were sold in a distress situation rather than redeemed through the cash flows or liquidated through a winding up of Solomon Brothers, the price which the Company may receive in such a sale might be substantially less than carrying value.

        Presented below is summarized financial information for Solomon Brothers as of and for the years ended October 25, 1996, October 27, 1995 and October 28, 1994, prepared on a basis substantially in accordance with generally accepted accounting principles (GAAP) (Bahamian Dollars, $000s):

                                             1996          1995           1994
                                          --------      --------       --------

Working capital                           $ 15,741      $ 14,363       $ 15,094

Total assets                                64,324        64,165         73,378

Total shareholders' equity                  24,605        23,955         27,828



Sales                                     $ 74,446      $ 69,952       $ 63,657

Net income (loss)                              506        (3,874)            54



Cash flows from operating activities         2,445         3,499         (2,346)


        Solomon Brothers' prior years' information has been restated for consistency purposes for operations which were discontinued.


        (9)     INCOME TAXES
                ------------

        The domestic and foreign components of income (loss) before provision for income taxes for the years ended February 23, 1997, February 25, 1996 and February 26, 1995 are as follows:

                   1997               1996                1995
              ------------       ------------       ------------

Domestic      $(62,818,733)      $ (2,859,405)      $ (1,014,997)

Foreign            801,460          1,157,158          3,345,079
              ------------       ------------       ------------
              $(62,017,273)      $ (1,702,247)      $  2,330,082
              ============       ============       ============

        The components of the provision for income taxes for the years ended February 23, 1997, February 25, 1996 and February 26, 1995 are as follows:

                           1997           1996             1995
                       ----------      ----------      ----------

Current--

  Federal              $     --        $     --        $     --

  State                   240,000            --           700,000

  Foreign                  20,762         163,867       1,058,164
                       ----------      ----------      ----------

  Total provision      $  260,762      $  163,867      $1,758,164
                       ==========      ==========      ==========


        The Company's effective tax rate differs from the federal statutory rate of 35% in fiscal 1997, 1996 and 1995 due to the following:

                                               1997                1996              1995
                                          ------------       ------------       ------------

Computed tax provision
  (benefit) at statutory rate             $(21,706,045)      $   (595,786)      $    815,529
Increases (reductions)
  resulting from--
    Repatriation of foreign earnings
    and difference between
    U.S. and foreign tax rates                 167,999            221,023          1,061,886
    State taxes                                240,000               --              700,000
    Tax basis differences related to
      Little Switzerland, Inc.
      common stock exchange                       --                 --           (2,110,946)
    Items not deductible for
      income tax purposes                    1,053,576             92,488             92,488
    Deferral of net
      operating losses                      20,505,232            446,142          1,199,207
                                          ------------       ------------       ------------

                                          $    260,762       $    163,867       $  1,758,164
                                          ============       ============       ============

DEFERRED TAX ASSETS (in 000's)                            1997          1996
                                                        --------      --------

Restructuring and recapitalization cost accruals        $  2,952      $  2,287
Accounts receivable reserves                               3,782         2,617
Accrual for loss on assets held for sale or disposal        --             561
Inventory reserves                                         1,831         1,815
Other                                                        534         1,945
Net operating loss carryforwards                          39,338        19,666
                                                        --------      --------
      Total gross deferred tax assets                     48,437        28,891
      Less--valuation allowance                          (41,022)      (17,885)
                                                        --------      --------
      Net deferred tax assets                           $  7,415      $ 11,006
                                                        --------      --------



DEFERRED TAX LIABILITIES (in 000's)                       1997          1996
                                                        --------      --------

Property, plant and equipment, principally due to
  differences in depreciation                           $  1,773      $  5,629
Investments in affiliated companies, principally
  due to undistributed income                              5,132         4,971
Other                                                        510           406
                                                        --------      --------
      Total deferred tax liabilities                       7,415        11,006
                                                        --------      --------
      Net deferred tax asset (liability)                $   --        $   --
                                                        --------      --------


        The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets in excess of the deferred tax liabilities, principally the net operating loss carryforwards.

        For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $98 million, subject to Internal Revenue Service review and approval. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in future years. The net operating loss carryforwards will expire from 2009 to 2012 if not utilized.


        (10)    LOSS ON ASSETS HELD FOR SALE OR DISPOSAL
                ----------------------------------------

        In fiscal 1993, the Company's management decided to make changes with respect to certain of the operations of its Balfour subsidiary. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant, and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million, no longer considered necessary to its modified business. At February 25, 1996, the disposals had been substantially completed and the remaining reserve of approximately $1.4 million, represented the expected loss associated with the disposition of a plant site being prepared for sale to the Town of Attleboro. During fiscal 1997, the sale was completed with no material impact to results of operation. No reserve remains at February 23, 1997.

        (11)    CONCENTRATION OF CREDIT RISK
                ----------------------------

        A significant portion of the Company's business activity is with large jewelry retailers and department store chains, many of which are not only subject to the risks associated with economic impacts on retailers of discretionary, consumer goods but also are companies with high debt-to-equity ratios.

        The Company had net sales to its largest customer in fiscal 1997 of approximately $19.4 million or 9% of consolidated net sales in fiscal 1997 compared to $16.0 million or 6% of consolidated net sales in fiscal 1996 and $12.5 million or 4% of total consolidated net sales in fiscal 1995. Net sales to this customer were approximately 13% of consolidated net sales excluding fiscal 1997 Balfour sales.

        Net sales to the Company's second largest customer were approximately $14.5 million or 7% of consolidated net sales in fiscal 1997 compared to $22 million or 9% of consolidated net sales in fiscal 1996 and $29 million or 10% of consolidated net sales in fiscal 1995. Net sales to this customer were 10% of consolidated net sales excluding fiscal 1997 Balfour sales.

        The loss of either or both of these customers or a substantial reduction in the amount of sales to either or both of these customers would have a material adverse effect on the Company.


        (12)    NONRECURRING EVENTS
                -------------------

        Based on the success of its operational restructuring during fiscal 1993, the Company concluded that the Feature facility in New York would not be required as a long-term manufacturing site. As a result of its decision to dispose of the facility, the Company adjusted the carrying value of the Feature facility by approximately $5 million, which was recorded as a restructuring charge during the fourth quarter of fiscal 1993.

        On November 14, 1996, the Company sold this facility for a gross sale price of $6.2 million, of which $5.3 million was paid at closing. The remaining $0.9 million was paid on January 15, 1997. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the net book value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale which is reflected in the accompanying fiscal 1997 consolidated statement of operations.

        (13)    CAPITALIZATION
                --------------

        Each share of Class B Common Stock entitles the holder to ten votes, each share of Class A Common Stock entitles the holder to one vote, and each share of Convertible Preferred Stock entitles the holder to the number of votes per share equal to the number of shares of Class A Common Stock into which each share of Convertible Preferred Stock is then convertible, on matters submitted to stockholders. The Class B Common Stock is convertible at any time, at the option of the holder, into Class A Common Stock on a share-for-share basis. The Convertible Preferred Stock is initially convertible, at the option of the holder, into two shares of Class A Common Stock, subject to adjustment in certain circumstances. As part of the May, 1993, recapitalization, the Company issued to its financial advisors warrants to purchase 125,000 shares of Class A Common Stock, with an exercise price of $2.685 per share and a final maturity of five years from the date of issuance of the warrants.

        The Company's ability to pay cash dividends on common stock is limited by its financing and other outstanding indebtedness. As a result of these restrictions, the Company currently may not pay cash dividends on its common stock.

        (14)    COMMITMENTS AND CONTINGENCIES
                -----------------------------

        The Company leases a portion of its Chelsea, Massachusetts, facility comprised of approximately 39,000 square feet of combined manufacturing and administrative space from Carey Realty Trust, a Massachusetts business trust (the "Trust"), which is wholly owned by C. William Carey, the former Chairman and President and a major stockholder of the Company. The lease which was revised on March 1, 1996, expires on August 31, 1998, and provides the Company with three ten-year options to renew. The current lease provides for an annual rental payment of approximately $350,000. The Company obtained comparative information from a third party when negotiating the revised lease and believes that these lease arrangements are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

        Certain other Company facilities and equipment are leased under agreements expiring at various dates through 2009. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 23, 1997, are approximately as follows:

                   ------------------------------
                      Year       Total Commitment
                   ------------------------------

                      1998          $745,000
                      1999           565,000
                      2000           356,000
                      2001           222,000
                      2002           173,000
                   Thereafter        912,000
                   ------------------------------

        Lease and rental expense included in the accompanying consolidated statements of operations amounted to approximately $1.8 million, $1.9 million and $1.4 million for the years ended February 23, 1997, February 25, 1996 and February 26, 1995, respectively.

                The Company is not party to any pending legal proceedings, other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's consolidated results of operations or financial position.

        (15)    Stock Option Plan
                -----------------

        The Company has three active stock option plans.

        An aggregate of 1,500,000 shares of Class A Common Stock were registered for issuance under the 1985 Amended and Restated Stock Option Plan (the "1985 Plan"). Both incentive stock options and nonstatutory stock options were granted under the 1985 Plan. All options outstanding were issued at fair market value at the date of grant. In general, the grants made under this plan had a vesting schedule of 20% per year for five years and had a term of ten years. On September 19, 1995, options under the 1985 Plan were repriced at $0.8125, the market price on that date. Granting of options under this plan expired in April, 1995.

        An aggregate of 2,000,000 shares of Class A Common Stock were registered for issuance under the 1995 Stock Option and Incentive Plan (together with the 1985 Plan, the "Employee Plans"). Stock options, stock appreciation rights, restricted stock, performance shares, unrestricted stock and dividend equivalent rights may be granted under this plan. The option grants which have been made under this plan have a vesting schedule of 15% when granted and an additional 17% per year for five years and have a term of ten years. On September 19, 1995, the Company made restricted stock awards of 50,000 shares of Class A Common Stock which vest on the same schedule as options granted under the plan.

        The Company also has a stock plan for non-employee directors, the 1994 Non-Employee Directors' Non-qualified Stock Option Plan (the Directors' Plan). Each Director received a one-time grant of 20,000 shares of common stock on October 1, 1994.

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

        The Company has also granted options not under any plan to consultants and various individuals to purchase up to 2,126,545 of Class A Common Stock at prices ranging from $0.81 to $6.75 per share. On September 19, 1995, non-plan options granted to employees of the Company were repriced at $0.8125, the market price on that date.

Pro Forma Stock-Based Compensation Expense

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair-valued-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in fiscal 1997 and fiscal 1996 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net loss and loss per common share would have been as follows:

                                1997                      1996

Net Loss
     As reported            $(62,278,035)            $ (1,866,114)
     Pro forma              $(62,517,467)            $ (2,268,844)



Loss per common share
     As reported            $      (2.47)            $      (0.12)
     Pro forma              $      (2.48)            $      (0.14)


        Compensation expense for options is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1997                    1996

          Volatility                             56%                    56%
          Risk-free interest rate               6.2%                   5.1%
          Expected life of options           5.8 years               7.0 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Stock Option Activity

        A summary of the Company's stock option activity is as follows:

                                 1997                     1996                       1995
                         -----------------------------------------------------------------------------
                         Number of    Weighted    Number of     Weighted     Number of     Weighted
                          Shares      Average      Shares       Average       Shares       Average
                                      Exercise                  Exercise                   Exercise
                                       Price                     Price                      Price

Options outstanding,
  beginning of year      4,673,700   $    0.86     2,494,150   $    2.80     2,348,400   $ 1.75-8.00

Granted                    566,545        0.65     4,543,700        0.81       658,500   1.88-8.00

Exercised                     --           --          --            --          --          --

Forfeited                2,162,350        0.81     2,315,700        2.83       482,750   2.38-8.00

Expired                     20,000        4.94        48,450        3.00        30,000      6.25
                         ---------        ----     ---------        ----     ---------   ---------

Options outstanding
  end of year            3,057,895        0.83     4,673,700        0.86     2,494,150   1.75-6.88
                         =========        ====     =========        ====     =========   =========

Options exercisable      2,516,795        0.80     1,919,900        0.89     1,080,800   1.75-6.88
                         =========        ====     =========        ====     =========   =========

Options available for
  grant                  1,437,500                   470,000                   651,400
                         =========                 =========                   =======

Weighted average
  fair value per share
  of options granted
  during year                         $   0.38                 $    0.38
                                      ========                 =========

---------------------------------------------------------------------------------------------------------

A summary of the status of the Company's stock options at February 23, 1997 is as follows:



        Range of       Number of          Weighted       Weighted
     Exercise Prices    Shares            Average        Average
                                          Remaining      Exercise
                                         Contractual      Price
                                            Life
--------------------------------------------------------------------------------
        $0.63-2.06      3,057,895         6.0 years       $0.83
--------------------------------------------------------------------------------

        (16)    EMPLOYEE STOCK PURCHASE PLAN
                ----------------------------

        On January 25, 1988, the Board of Directors adopted the 1988 Employee Stock Purchase Plan (the "Stock Purchase Plan") for 500,000 shares of the Class A Common Stock. Under the Stock Purchase Plan, each eligible participating employee is deemed to have been granted an option to purchase shares of the Company's Class A Common Stock on a semiannual basis at a price equal to 90% of the market value on the last day of the period. During the year ended February 23, 1997, 12,991 shares were issued at $0.25 per share. During the year ended February 25, 1996, 24,146 shares were issued at $0.50 per share and 21,778 shares were issued at $0.50 per share. During the year ended February 26, 1995, 5,855 shares were issued at $2.50 per share and 17,260 shares were issued at $0.75 per share. At February 23, 1997, there were 247,622 shares reserved for issuance under the Stock Purchase Plan.

        (17)    EMPLOYEE BENEFIT PLANS
                ----------------------

        (a)     Postemployment Medical Benefits
                -------------------------------

        The Company's Balfour subsidiary provided certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in fiscal 1994 and was recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.1 million on the delayed recognition method over a period of 20 years. As part of the sale of certain assets and liabilities of Balfour on December 16, 1996, the Company was relieved of its obligation to fund such post employment medical benefits. (See Note 19)

        Included in the February 25, 1996 consolidated balance sheet is an accrual of approximately $0.6 million associated with this plan. The consolidated statements of operations for fiscal 1997, 1996 and 1995 include approximately $599,000, $767,000 and $797,000, respectively, of net periodic post retirement benefit cost.

(18)    ESSEX PRIVATIZATION
        -------------------

        During fiscal 1997, the Company began the process of purchasing the approximately 1.6 million outstanding shares in its majority owned Thai subsidiary. The Company estimates that the cost to repurchase the shares will be approximately $3 million and that the process should be completed during the second quarter of fiscal 1998.

(19)    SALES OF ASSETS
        ---------------

L.G. Balfour Company, Inc.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. (CBI) a new company formed by Castle Harlan Partners II, L.P. (the "Balfour Sale").

In October 1996, the Federal Trade Commission (FTC), which had been reviewing the transaction since May 1996, gave preliminary approval to a modified agreement between the Company and CBI. Final FTC approval was received on December 26, 1996.

        At closing, on December 16, 1996, the Company received cash equal to the purchase price of $44 million, plus $2.7 million in working capital adjustment from January 28, 1996 to the date of closing, less $14 million which was placed in escrow pending final FTC approval. Additionally, CBI assumed a liability of $4.9 million representing the value of gold on hand as of the date of closing. All of the $4.9 million in gold value acquired by CBI was on consignment at the closing date and was neither reflected as an asset or a liability on the Company's consolidated balance sheet. On December 31, 1996, the Company received the $14 million in escrowed funds. Approximately $3.7 million of the proceeds were used to pay transaction costs. Approximately $1.5 million in liabilities not assumed in the sale were paid from operations. On April 25, 1997, a settlement was reached in which the Company paid CBI $1.1 million to finalize the working capital adjustment and resolve certain other items and such amount is included in accrued expenses in the accompanying consolidated balance sheet as of February 23, 1997 (See Note 2). The Company recorded a gain in the fourth quarter of approximately $10.5 million on the Balfour Sale which is included in the accompanying consolidated statement of operations for the year ended February 23, 1997.

The Balfour Sale did not include any real property. The prime component of real property is a facility in Attleboro, Massachusetts which had a net book value of approximately $2.3 million and a fair value of approximately $1.4 million. A $1.1 million impairment of the carrying value of the facility has been recognized in association with this transaction and is included as a component of the gain recognized on the sale and reduced the carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheet as of February 23, 1997. The Company is leasing the facility to CBI on a temporary basis for approximately eight months. The Company has begun searching for a buyer. It is possible that the Company will be required to hold the facility for an unspecified amount of time after CBI vacates the facility before being able to complete a sale, therefore, the Company estimated a one year period to sell the facility and included an estimate of the carrying costs of approximately $0.2 million in the $1.1 million impairment recorded.

        The Balfour Sale did not include the assumption of a lease facility in North Attleboro, Massachusetts. In fiscal 1998 the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility is for approximately eighteen months at an annual cost of approximately $0.2 million.
 The Company is subleasing the remaining space to CBI on a temporary basis, however, it is possible that the Company will be required to hold the property for a period of time after CBI vacates the facility before being able to find replacement tenants, or that the Company may be required to lease the property at lower rent payments than the Company is currently obligated to pay. The Company has assumed that the facility would remain vacant after CBI vacates for the remainder of the lease term and accrued approximately $0.4 million which is included in accrued expenses in the accompanying consolidated balance sheet as of February 23, 1997.

        The Balfour Sale included the assumption by CBI of a liability related to postretirement medical benefit obligations, including an unamortized accumulated postretirement medical benefit obligation of approximately $5.2 million. This liability did not appear on the Company's consolidated balance sheet in the past, as the Company had been recognizing it on the delayed recognition method allowed by FASB No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (See Note 17).

        The accompanying consolidated balance sheet as of February 23, 1997 includes assets of Balfour consisting primarily of the real estate and their associated liabilities, as well as, the accrual of the final working capital settlement discussed above. Other remaining assets and liabilities are not material to the financial position of the Company as of February 23, 1997.

        The accompanying consolidated statements of operations for the years ended February 23, 1997, February 25, 1996 and February 26, 1995 include the following amounts associated with Balfour.

                                        1997(1)          1996           1995

Net sales                            $ 60,232,527   $ 71,300,472  $ 77,490,988

Cost of sales                          29,350,036     35,598,485    35,405,942
                                     ------------   ------------  ------------
     Gross profit                      30,882,491     35,701,987    42,085,046

Selling, general and
  administrative expenses              31,019,538     33,496,669    51,169,673
                                     ------------   ------------  ------------
     Income (loss) from operations   $   (137,047)  $  2,205,318  $ (9,084,627)
                                     ============   ============  ============

(1) Represents the period from February 26, 1996 to December 16, 1996.

Gold Lance, Inc.


        On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary to Jostens, Inc. ("the Gold Lance Sale"). Prior to or at closing, on April 18, 1997, the Company received cash equal to the purchase price of approximately $10.8 million, less $2.5 million, the payment of which is contingent on the operating performance of Gold Lance during a transition period between April 18, 1997 and July 31, 1997 ("the Transition Period"). The Company recorded a loss in the fourth quarter of $5.0 million on the Gold Lance Sale which is included in the accompanying consolidated statement of operations for the year ended February 23, 1997.

        The Gold Lance Sale did not include any real property. The prime component of real property is a facility in Houston, Texas which had a net book value of approximately $1.5 million and a fair value of approximately $0.7 million. A $0.8 million impairment of the carrying value of the facility has been recognized in association with this sale and is included as a component of the $5.0 million loss recognized on the sale. The carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheet reflects such impairment as of February 23, 1997. The Company will continue to operate the property on a temporary basis for approximately four months. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale.

        The accompanying consolidated balance sheet as of February 23, 1997 includes the assets and liabilities of Gold Lance. The assets consist primarily of approximately $2.1 million in accounts receivable, $6.9 million of property, plant and equipment, net and $2.1 million in other assets primarily related to goodwill and samples. The liabilities consist primarily of $0.5 million in accounts payable and $4.5 million in accruals. Approximately $4.2 million of losses accrued as part of the sale is included in accruals (See Note 2) of which approximately $1.3 million relates to financial advisor, legal and other transaction costs associated with the sale. Subsequent to February 23, 1997, significant remaining assets and liabilities of Gold Lance consist primarily of the real estate discussed above, extinguishment of transaction costs, accounts payable and the accrued liabilities in the ordinary course and contingencies associated with the Transition Period.

        The accompanying consolidated statements of operations for the years ended February 23, 1997, February 25, 1996 and February 26, 1995 include the following amounts associated with Gold Lance:

                                        1997             1996            1995

Net sales                            $ 13,505,851    $ 14,352,950   $ 14,627,643

Cost of sales                           9,145,533       9,778,055      9,417,540
                                     ------------    ------------   ------------

      Gross profit                      4,360,318       4,574,895      5,210,103

Selling, general and
  administrative expenses               5,525,107       5,506,073      4,687,760
                                     ------------    ------------   ------------
    Income (loss) from operations    $ (1,164,789)   $   (931,178)  $    522,343
                                     ============    ============   ============

        (20) CONSOLIDATING FINANCIAL INFORMATION AND SEGMENT INFORMATION

        The Company's long term debt instruments, including current portion, are guaranteed by its domestic subsidiaries. These guarantees are full, unconditional, and joint and several. As a result, the Company has included condensed consolidating financial statements on a domestic and foreign basis for the Company, the domestic subsidiaries, and the foreign subsidiaries for the years ended February 23, 1997, February 25, 1996 and February 26, 1995, (in 000's). Foreign gross profit includes gross profit attributable to sales from foreign subsidiaries to domestic subsidiaries, which is not included in the eliminations column as the impact is included in cost of sales of the domestic subsidiaries.

                                                 February 23, 1997 (000's)
                                 ------------------------------------------------------------------
ASSETS                           Parent      Domestic       Foreign
                                 Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                 -------    ------------  ------------  ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalent     $    7,743     $     89      $ 2,600       $ -            $  10,432
  Restricted cash                     107        -            -             -                  107
  Accounts receivable, net             21       20,999        2,657        (1,429)          22,248
  Inventories                       1,307       37,716        3,730         -               42,753
  Prepaid expenses and other
    current assets                     (6)       1,307          655         -                1,956
                               ----------     --------      -------       -------        ---------

        Total current assets        9,172       60,111        9,642        (1,429)          77,496
                               ----------     --------      -------       -------        ---------

PROPERTY, PLANT AND
  EQUIPMENT, at cost                  259       48,072        7,884         -               56,215
Less--Accumulated
  depreciation                        256       29,211        3,775         -               33,242
                               ----------     --------      -------       -------        ---------
                                        3       18,861        4,109         -               22,973
                               ----------     --------      -------       -------        ---------
INTERCOMPANY LOANS                  9,122      (15,445)       6,323         -               -
                               ----------     --------      -------       -------        ---------
INVESTMENT IN SUBSIDIARIES         69,487        -            -           (69,487)          -
                               ----------     --------      -------       -------        ---------
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                13,734        -            -             -               13,734
                               ----------     --------      -------       -------        ---------
OTHER ASSETS                        1,771        2,993        2,345         -                7,109
                               ----------     --------      -------       -------        ---------
                              $   103,289     $ 66,520      $22,419      $(70,916)        $121,312
                              ===========     ========      =======      ========         ========


                                                         February 23, 1997 (000's)
                                  ------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'     Parent      Domestic       Foreign
  EQUITY (DEFICIT)                Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                  -------    ------------  ------------  ------------   ------------
 CURRENT LIABILITIES:
   Notes payable                   $  2,873     $ (2,873)     $ -         $  -             $  -
   Current portion of long-
     term debt                       13,254        -            -            -               13,254
   Accounts payable                     519        9,210        1,238       (1,429)           9,538
   Accrued expenses                   6,467        9,199        1,268        -               16,934
   Accrued income taxes                 373          240            1        -                  614
                                   --------     --------      -------     --------         --------
      Total current liabilities      23,486       15,776        2,507       (1,429)          40,340
                                   --------     --------      -------     --------         --------

 LONG-TERM DEBT, less
   current portion                   78,090        -            -            -               78,090
                                   --------     --------      -------     --------         -------
 OTHER LONG-TERM LIABILITIES          -            -            -            -               -
                                   --------     --------      -------     --------         --------
 MINORITY INTEREST                    -            -            -            4,997            4,997
                                   --------     --------      -------     --------         --------
 EXCHANGEABLE PREFERRED
   STOCK                              2,374        -            -            -                2,374
                                   --------     --------      -------     --------         --------
 STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible preferred stock        1,303        -            -            -                1,303
   Common stock                         262            5        2,109       (2,114)             262
   Additional paid-in capital        75,797      232,774        8,439     (241,213)          75,797
   Accumulated earnings (deficit)   (78,023)    (182,035)       9,364      168,843          (81,851)
                                   --------     --------      -------     --------         -------

        Total stockholders'
            equity (deficit)           (661)      50,744       19,912      (74,484)          (4,489)
                                   --------     --------      -------     --------         --------
                                   $103,289     $ 66,520      $22,419     $(70,916)        $121,312
                                   ========     ========      =======     ========         ========

                                                         February 23, 1997 (000's)
                                  ------------------------------------------------------------------
CONSOLIDATING STATEMENT           Parent       Domestic       Foreign
  OF OPERATIONS                   Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                  -------     ------------  ------------  ------------  ------------
NET SALES                           $ --         $ 199,119    $  19,938    $  (9,904)    $ 209,153
INVENTORY CHARGE                      --            35,521         --           --          35,521
COST OF SALES                         --           140,744       17,597      (10,895)      147,446
                                    ------       ---------    ---------    ---------     ---------
  Gross profit                      $ --         $  22,854    $   2,341    $     991     $  26,186
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES              426          70,432        2,902         --          73,760
RESTRUCTURING CHARGE                  --             7,208         --           --           7,208
                                    ------       ---------    ---------    ---------     ---------
  Income (loss) from operations     $ (426)      $ (54,786)   $    (561)   $     991     $ (54,782)
INTEREST EXPENSE, net                5,700         (18,254)         260         --         (12,294)
INCOME FROM AFFILIATES                --              --            (55)        --             (55)
LOSS ON SALES OF REAL ESTATE, net     --              (600)        --           --            (600)
GAIN ON SALES OF ASSETS, net          --             5,547         --           --           5,547
MINORITY INTEREST                     --              --           --            167           167
                                    ------       ---------    ---------    ---------     ---------
  Income (loss) before
    income taxes                    $5,274       $ (68,093    $    (356)   $   1,158     $ (62,017)
PROVISION FOR INCOME TAXES              20             240            1         --             261
                                    ------       ---------    ---------    ---------     ---------
  Net income (loss)                 $5,254       $ (68,333)   $    (357)   $   1,158     $ (62,278)
ACCRETION OF DISCOUNT AND
  DIVIDENDS ON PREFERRED
  STOCKS                               740            --           --           --             740
                                    ------       ---------    ---------    ---------     ---------
  Income (loss) attributable
    to common stockholders          $4,514       $ (68,333)   $    (357)   $   1,158     $ (63,018)
                                    ======       =========    =========    =========     =========

                                                       February 23, 1997 (000's)
                                            ------------------------------------------------------------------
CONSOLIDATING STATEMENT                      Parent       Domestic       Foreign
  OF CASH FLOWS                             Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            -------     ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net income (loss)                           $  5,254      $(68,333)     $   (357)     $  1,158      $(62,278)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization             (1,619)        3,927           705          --           3,013
    Loss on disposal of fixed as                --            --            --            --            --
    Gain on sales of assets and
      liabilities of subsidiaries, net          --          (5,547)         --            --          (5,547)
    Losses on sales of real estate, net         --             600          --            --             600
    Undistributed earnings of
      affiliates net of minority
      interest                                   587          --              55          (754)         (112)
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                                   (47)        8,175          (774)          422         7,776
  (Increase) decrease in
    inventories                              (13,494)       53,511          (509)         (991)       38,517
  (Increase) decrease in prepaid
    expenses and other current
    assets                                       702          (341)         (186)         --             175
  (Increase) decrease in other
    assets                                       (11)          (95)         (168)         --            (274)
  Increase (decrease) in accounts
    payable                                   (1,130)       (6,996)          183          (422)       (8,365)
  Increase (decrease) in accrued
    expenses                                   2,694           211           533          --           3,438
  Increase (decrease) in accrued
    income taxes                                (183)          240          (102)         --             (45)
  Increase (decrease) in other
    liabilities                                 --              53          --            --              53
                                            --------      --------      --------      --------      --------
        Net cash provided by
          (used in) operating
          activities                        $ (7,247)     $(14,595)     $   (620)     $   (587)     $(23,049)
                                            --------      --------      --------      --------      --------

                                                       February 23, 1997 (000's)
                                            ------------------------------------------------------------------
CONSOLIDATING STATEMENT                      Parent       Domestic       Foreign
  OF CASH FLOWS (Continued)                 Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                            -------     ------------  ------------  ------------  ------------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from sale of fixed assets        $    --         $   6,835       $       8       $   --        $   6,843
   Investments in affiliates                      --              --            (1,490)          --           (1,490)
   Proceeds from sales of
     subsidiary assets                            --            41,914            --             --           41,914
   Capital expenditures                           --            (2,718)           (520)          --           (3,238)
                                             ---------       ---------       ---------       --------      ---------
         Net cash provided by (used in)
           investing activities              $    --         $  46,031       $  (2,002)      $   --        $  44,029
                                             ---------       ---------       ---------       --------      ---------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on revolving credit
     facility                                $(260,476)      $    (542)      $    --         $   --        $(261,018)
   Proceeds from borrowings under
     revolving credit facility                 245,825            --              --             --          245,825
   (Increase) decrease in restricted
     cash                                           (5)           --              --             --               (5)
   Change in intercompany notes
     payable                                    29,767         (30,406)            639           --             --
   Payments on other debt                         --              (399)           --             --             (399)
   Payment of dividends                           (275)           --              (454)           587           (142)
   Proceeds from the issuance of
     common stock                                   39            --              --             --               39
                                             ---------       ---------       ---------       --------      ---------
         Net cash provided by
           (used in) financing
           activities                        $  14,875       $ (31,347)      $     185       $    587      $ (15,700)
                                             ---------       ---------       ---------       --------      ---------
 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                 $   7,628       $      89       $  (2,437)      $   --        $   5,280

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                               115            --             5,037           --            5,152
                                             ---------       ---------       ---------       --------      ---------
 CASH AND CASH EQUIVALENTS AT
   END OF YEAR                               $   7,743       $      89       $   2,600       $-            $  10,432
                                             =========       =========       =========       ========      =========

                                                          February 25, 1996 (000's)
                                    ------------------------------------------------------------------------
ASSETS                               Parent       Domestic        Foreign
                                    Company     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                    -------     ------------    ------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalent        $     115      $    --         $   5,037       $    --         $   5,152
  Restricted cash                       102           --              --              --               102
  Accounts receivable, net               55         50,313           1,918            (991)         51,295
  Inventories                         3,345         84,563           3,221            (991)         90,138
  Prepaid expenses and other
    current assets                      696            792             469            --             1,957
                                  ---------      ---------       ---------       ---------       ---------

        Total current assets          4,313        135,668          10,645          (1,982)        148,644
                                  ---------      ---------       ---------       ---------       ---------


PROPERTY, PLANT AND
  EQUIPMENT, at cost                    297         75,649           8,128            --            84,074
Less--Accumulated
  depreciation                          282         39,670           3,863            --            43,815
                                  ---------      ---------       ---------       ---------       ---------
                                         15         35,979           4,265            --            40,259
                                  ---------      ---------       ---------       ---------       ---------
INTERCOMPANY LOANS                   22,791        (29,753)          6,962            --              --
                                  ---------      ---------       ---------       ---------       ---------
INVESTMENT IN SUBSIDIARIES          138,556           --              --          (138,556)           --
                                  ---------      ---------       ---------       ---------       ---------
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  13,734           --              --              --            13,734
                                  ---------      ---------       ---------       ---------       ---------
OTHER ASSETS                          1,806          5,917             769            --             8,492
                                  ---------      ---------       ---------       ---------       ---------
                                  $ 181,215      $ 147,811       $  22,641       $(140,538)      $ 211,129
                                  =========      =========       =========       =========       =========

                                                              February 25, 1996 (000's)
                                     --------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS'        Parent         Domestic        Foreign
   EQUITY                            Company       Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                     -------       ------------    ------------     ------------   ------------
 CURRENT LIABILITIES:

  Notes payable                     $  17,524       $  (2,331)      $    --         $    --         $  15,193
  Current portion of long-
    term debt                            --               245            --              --               245
  Accounts payable                      1,648          18,490           1,090            (991)         20,237
  Accrued expenses                      3,290          11,053             736            --            15,079
  Accrued income taxes                    558            --               102            --               660
                                    ---------       ---------       ---------       ---------       ---------

        Total current liabilities      23,020          27,457           1,928            (991)         51,414
                                    ---------       ---------       ---------       ---------       ---------

LONG-TERM DEBT, less
  current portion                      93,020             154            --              --            93,174
                                    ---------       ---------       ---------       ---------       ---------
OTHER LONG-TERM LIABILITIES              --             1,123            --              --             1,123
                                    ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                        --              --              --             5,228           5,228
                                    ---------       ---------       ---------       ---------       ---------
EXCHANGEABLE PREFERRED STOCK            2,319            --              --              --             2,319
                                    ---------       ---------       ---------       ---------       ---------
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock           2,289            --              --              --             2,289
  Common stock                            239               5           2,109          (2,114)            239
  Additional paid-in capital           74,175         232,774           8,439        (241,212)         74,176
  Retained earnings (deficit)         (13,847)       (113,702)         10,165          98,551         (18,833)
                                    ---------       ---------       ---------       ---------       ---------


        Total stockholders' equity     62,856         119,077          20,713        (144,775)         57,871
                                    ---------       ---------       ---------       ---------       ---------
                                    $ 181,215       $ 147,811       $  22,641       $(140,538)      $ 211,129
                                    =========       =========       =========       =========       =========

                                                                February 25, 1996 (000's)
                                         -------------------------------------------------------------------------
 CONSOLIDATING STATEMENT                 Parent           Domestic       Foreign
   OF OPERATIONS                         Company        Subsidiaries   Subsidiaries    Eliminations    Consolidate
                                         -------        ------------   ------------    ------------    -----------
NET SALES                                $    --         $ 236,559       $  28,353      $ (14,334)      $ 250,578
COST OF SALES                                 --           162,548          23,182        (12,589)        173,141
                                         ---------       ---------       ---------      ---------       ---------
  Gross profit                           $    --         $  74,011       $   5,171      $  (1,745)      $  77,437
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                      118          63,081           3,962           (754)         66,407
                                         ---------       ---------       ---------      ---------       ---------
  Income (loss) from operations          $    (118)      $  10,930       $   1,209      $    (991)      $  11,030
INTEREST INCOME (EXPENSE), net               9,427         (22,536)            633           --           (12,476)
GAIN (LOSS) ON SALES OF REAL ESTATE           --               417            --             --               417
MINORITY INTEREST                             --              --              --             (673)           (673)
                                         ---------       ---------       ---------      ---------       ---------
  Income (loss) before income taxes      $   9,309       $ (11,189)      $   1,842      $  (1,664)      $  (1,702)
PROVISION (BENEFIT)
  FOR INCOME TAXES                            (147)            147             164           --               164
                                         ---------       ---------       ---------      ---------       ---------
  Net income (loss)                      $   9,456       $ (11,336)      $   1,678      $  (1,664)      $  (1,866)
ACCRETION OF DISCOUNT AND
  DIVIDENDS ON PREFERRED                     1,040            --              --             --             1,040
  STOCKS                                 ---------       ---------       ---------      ---------       ---------
  Income (loss) attributable
    to common stockholders               $   8,416       $ (11,336)      $   1,678      $  (1,664)      $  (2,906)
                                         =========       =========       =========      =========       =========

                                                               February 25, 1996 (000's)
                                           ---------------------------------------------------------------------
 CONSOLIDATING STATEMENT                    Parent       Domestic       Foreign
  OF CASH FLOWS                            Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           -------     ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
 Net income (loss)                        $  9,456       $(11,336)      $  1,678       $ (1,664)      $ (1,866)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities--
     Depreciation and amortization          (1,461)         4,766            624           --            3,929
     Loss (gain) on disposal of
       fixed assets                           --             (417)            (6)          --             (423)
     Interest paid by issuance of            4,201           --             --             --            4,201
     Undistributed earnings of
       affiliates, net of minorit              287           --             --              386            673
 Change in assets and liabilities--
   (Increase) decrease in accounts
     receivable                                 19          5,140          2,113         (1,095)         6,177
   (Increase) decrease in
     inventories                            (2,632)        (9,309)         1,161            991         (9,789)
   (Increase) decrease in prepaid
     expenses and other current
     assets                                 (1,057)          (260)           (66)          --           (1,383)
   (Increase) decrease in other
     assets                                     16           (429)          (480)          --             (893)
   Increase (decrease) in accounts
     payable                                    67          1,820           (554)         1,095          2,428
   Increase (decrease) in accrued
     expenses                               (1,868)         1,031            457           --             (380)
   Increase (decrease) in accrued
     income taxes                             (266)          --             (427)          --             (693)
   Increase (decrease) in other
     liabilities                              --             (371)            (1)          --             (372)
                                          --------       --------       --------       --------       --------
         Net cash provided by
           (used in) operating
           activities                     $  6,762       $ (9,365)      $  4,499       $   (287)      $  1,609
                                          --------       --------       --------       --------       --------

                                                                        February 25, 1996 (000's)
 CONSOLIDATING STATEMENT OF                    -------------------------------------------------------------------------
   CASH FLOWS (Continued)                      Parent          Domestic        Foreign
                                               Company       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                               -------       ------------    ------------   ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of fixed assets          $    --         $     961       $      35       $    --         $     996
  Capital expenditures                               (1)         (2,326)           (407)           --            (2,734)
                                              ---------       ---------       ---------       ---------       ---------
        Net cash provided by
          (used in) investing
          activities                          $      (1)      $  (1,365)      $  (372)        $    --         $  (1,738)
                                              ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on revolving credit facility       $(259,532)      $   1,752       $    --         $    --         $(257,780)
  Proceeds from borrowings under
    revolving credit facility                   261,855            --              --              --           261,855
  (Increase) decrease in restricted cash           (100)           --              --              --              (100)
  Change in intercompany notes
    payable                                      (7,722)          9,760          (3,653)          1,615            --
  Payments on debt                               (1,144)           (782)           --              --            (1,926)
  Payment of dividends                              (67)           --              (272)            211            (128)
  Proceeds from the issuance of
    common stock                                     23            --                77             (77)             23
                                              ---------       ---------       ---------       ---------       ---------
        Net cash provided by
          (used in) financing
          activities                          $  (6,687)      $  10,730       $  (3,848)      $   1,749       $   1,944
                                              ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   $      74       $    --         $     279       $   1,462       $   1,815
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                  41            --             4,758          (1,462)          3,337
                                              ---------       ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                 $     115       $    --         $   5,037       $      --       $   5,152
                                              =========       =========       =========       =========       =========

                                                          February 26, 1995 (000's)
                                    -------------------------------------------------------------------------
ASSETS                               Parent        Domestic        Foreign
                                    Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                    -------      ------------    ------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalent        $      41       $    --         $   4,758       $  (1,462)      $   3,337
  Restricted cash                         2            --              --              --                 2
  Accounts receivable, net               74          55,453           4,031          (2,086)         57,472
  Inventories                        (2,109)         78,076           4,382            --            80,349
  Prepaid expenses and other
    current assets                     (361)            532             403            --               574
                                  ---------       ---------       ---------       ---------       ---------

        Total current assets         (2,353)        134,061          13,574          (3,548)        141,734
                                  ---------       ---------       ---------       ---------       ---------

PROPERTY, PLANT AND
  EQUIPMENT, at cost                    296          74,210           7,749            --            82,255
Less--Accumulated
  depreciation                          255          35,444           3,320            --            39,019
                                  ---------       ---------       ---------       ---------       ---------
                                         41          38,766           4,429            --            43,236
                                  ---------       ---------       ---------       ---------       ---------
INTERCOMPANY LOANS                   13,728         (18,653)          3,463           1,462            --
                                  ---------       ---------       ---------       ---------       ---------
INVESTMENT IN SUBSIDIARIES          148,501            --              --          (148,501)           --
                                  ---------       ---------       ---------       ---------       ---------
INVESTMENT IN SOLOMON
  BROTHERS, LIMITED                  13,734            --              --              --            13,734
                                  ---------       ---------       ---------       ---------       ---------
OTHER ASSETS                          1,862           5,687             370            --             7,919
                                  ---------       ---------       ---------       ---------       ---------
                                  $ 175,513       $ 159,861       $  21,836       $(150,587)      $ 206,623
                                  =========       =========       =========       =========       =========

                                                                February 26, 1995 (000's)
                                         --------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS'            Parent         Domestic        Foreign
   EQUITY                                Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                         -------       ------------    ------------    ------------    ------------
 CURRENT LIABILITIES:
  Notes payable                         $  15,201       $  (4,083)      $    --         $    --         $  11,118
  Current portion of long-
    term debt                                 447             788            --              --             1,235
  Accounts payable                          1,581          16,670           1,644          (2,086)         17,809
  Accrued expenses                            994          14,186             279            --            15,459
  Accrued income taxes                        824            --               529            --             1,353
                                        ---------       ---------       ---------       ---------       ---------

        Total current liabilities          19,047          27,561           2,452          (2,086)         46,974
                                        ---------       ---------       ---------       ---------       ---------

LONG-TERM DEBT, less
  current portion                          91,045             393            --              --            91,438
                                        ---------       ---------       ---------       ---------       ---------

LONG-TERM DEFERRED
OTHER LONG-TERM LIABILITIES                  --             1,494               1            --             1,495
                                        ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                            --              --              --             4,617           4,617
                                        ---------       ---------       ---------       ---------       ---------
EXCHANGEABLE PREFERRED
  STOCK                                     2,266            --              --              --             2,266
                                        ---------       ---------       ---------       ---------       ---------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock               2,381            --              --              --             2,381
  Common stock                                234               5           2,109          (2,114)            234
  Additional paid-in capital               73,145         232,774           8,515        (241,289)         73,145
  Retained earnings (deficit)             (12,605)       (102,366)          8,759          90,285         (15,927)
                                        ---------       ---------       ---------       ---------       ---------


        Total stockholders' equity         63,155         130,413          19,383        (153,118)         59,833
                                        ---------       ---------       ---------       ---------       ---------

                                        $ 175,513       $ 159,861       $  21,836       $(150,587)      $ 206,623
                                        =========       =========       =========       =========       =========

                                                                February 26, 1995 (000's)
                                          -------------------------------------------------------------------------
CONSOLIDATING STATEMENT                   Parent          Domestic        Foreign
   OF OPERATIONS                          Company       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                          -------       ------------   ------------    ------------    ------------
NET SALES                                $    --         $ 271,294       $  37,822      $ (21,001)      $ 288,115
COST OF SALES                               (1,050)        192,766          30,178        (21,360)        200,534
                                         ---------       ---------       ---------      ---------       ---------
  Gross profit                           $   1,050       $  78,528       $   7,644      $     359       $  87,581
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                    1,058          85,391           3,959           --            90,408
                                         ---------       ---------       ---------      ---------       ---------
  Income (loss) from operations          $      (8)      $  (6,863)      $   3,685      $     359       $  (2,827)
INTEREST EXPENSE, net                       (1,288)        (10,730)             83           --           (11,935)
INCOME FROM AFFILIATES                         588            --              --             --               588
GAIN ON LITTLE SWITZERLAND,
  INC. EXCHANGE                             17,278            --              --             --            17,278
MINORITY INTEREST                             --              --              --             (774)           (774)
                                         ---------       ---------       ---------      ---------       ---------
  Income (loss) before income taxes      $  16,570       $ (17,593)      $   3,768      $    (415)      $   2,330
PROVISION FOR INCOME TAXES                     195             435           1,058             70           1,758
                                         ---------       ---------       ---------      ---------       ---------
  Net income (loss)                      $  16,375       $ (18,028)      $   2,710      $    (485)      $     572
ACCRETION OF DISCOUNT AND
  DIVIDENDS ON PREFERRED                     1,688            --              --             --             1,688
  STOCKS                                 ---------       ---------       ---------      ---------       ---------
  Income (loss) attributable
    to common stockholders               $  14,687       $ (18,028)      $   2,710      $    (485)      $  (1,116)
                                         =========       =========       =========      =========       =========

                                                                  February 26, 1995 (000's)
                                           ----------------------------------------------------------------------
CONSOLIDATING STATEMENT                    Parent        Domestic       Foreign
  OF CASH FLOWS                            Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                           -------     ------------   ------------    ------------   ------------
 CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income (loss)                         $ 16,375       $(18,028)      $  2,710       $   (485)      $    572
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization           (1,302)         5,513            635           --            4,846
    Loss on disposal of fixed assets          --               70              4           --               74
    Gain on Little Switzerland, Inc.
      exchange                             (17,278)          --             --             --          (17,278)
    Interest paid by debt issuance           7,648           --             --             --            7,648
    Undistributed earnings of
      affiliates, net of minority
      interest                                (588)          --             --              774            186
Change in assets and liabilities--
  (Increase) decrease in accounts
    receivable                               1,522           (339)        (1,449)        (1,583)        (1,849)
  (Increase) decrease in
    inventories                                210         (5,003)          (168)          (359)        (5,320)
  (Increase) decrease in prepaid
    expenses and other current
    assets                                     594          2,798            (55)            81          3,418
  (Increase) decrease in other
    assets                                      56          6,340            146           --            6,542
  Increase (decrease) in accounts
    payable                                   (248)         3,157            590          1,583          5,082
  Increase (decrease) in accrued
    expenses                                (3,830)          (191)          (576)          --           (4,597)
  Increase (decrease) in accrued               498           (275)           266            (11)           478
    income taxes
  Increase (decrease) in other
    liabilities                               --             (599)          --             --             (599)
                                          --------       --------       --------       --------       --------
        Net cash provided by
          (used in) operating
          activities                      $  3,657       $ (6,557)      $  2,103       $   --         $   (797)
                                          --------       --------       --------       --------       --------

                                                                 February 26, 1995 (000's)
CONSOLIDATING STATEMENT OF               ---------------------------------------------------------------------------
   CASH FLOWS (Continued)                Parent           Domestic        Foreign
                                         Company        Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                         -------        ------------    ------------   ------------     ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of fixed assets     $    --         $      43       $       2       $    --         $      45
  Capital expenditures                          (7)         (2,210)           (542)           --            (2,759)
                                         ---------       ---------       ---------       ---------       ---------
        Net cash used in
          investing activities           $      (7)      $  (2,167)      $    (540)      $    --         $  (2,714)
                                         ---------       ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on revolving credit
    facility                             $(277,887)      $  (2,103)      $    --         $    --         $(279,990)
  Proceeds from borrowings under
    revolving credit facility              291,108            --              --              --           291,108
  (Increase) decrease in restricted
    cash                                        36            --              --              --                36
  Change in intercompany notes
    payable                                (11,005)         12,343          (1,930)            592            --
  Payments on other debt                    (6,034)         (1,574)           --              --            (7,608)
  Proceeds from the issuance of
    common stock                                28            --              --              --                28
                                         ---------       ---------       ---------       ---------       ---------
        Net cash provided by
          (used in) financing
          activities                     $  (3,754)      $   8,666       $  (1,930)      $     592       $   3,574
                                         ---------       ---------       ---------       ---------       ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS              $    (104)      $     (58)      $    (367)      $     592       $      63

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            145              58           5,125          (2,054)          3,274
                                         ---------       ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                            $      41       $    --         $   4,758       $  (1,462)      $   3,337
                                         =========       =========       =========       =========       =========

                    Report of Independent Public Accountants
                                  On Schedule


To Town & Country Corporation:



        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Town & Country Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 23, 1997 (except for the matters discussed in Notes 1 and 3 and Note 19, for which the dates are May 30, 1997 and April 25, 1997, respectively). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 (A) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.




                                                           Arthur Andersen LLP

Boston, Massachusetts
April 23, 1997

                                                                 SCHEDULE II


                               Valuation Accounts

                             Balance               Write-offs,    Balance
                            Beginning                 Net of       End of
      Description            of year    Provision   Recoveries      Year
      -----------           --------    ---------  -----------    -------

  Allowance for Doubtful
    Accounts:

  February 23, 1997        $2,120,000  $5,008,000  $(5,885,000)  $1,243,000
  February 25, 1996         7,780,000     464,000   (6,124,000)   2,120,000
  February 26, 1995         5,510,000   5,473,000   (3,203,000)   7,780,000

                                                                        EXHIBITS

                  TOWN & COUNTRY CORPORATION AND SUBSIDIARIES





        Exhibits, other than Exhibits 4.4, 4.6, 4.9, 10.7, 10.34, 10.42,
         10.50, 10.51, 10.52, 11, 22, 24.1, and 27, have been omitted.


 The Company will supply, upon written request, copies of any exhibit from the
                                 Document list.