Form 10-Q
period 1997-05-25
TOWN & COUNTRY CORP
filed 1997-07-09
CIK 768608

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  x   ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 25, 1997
                                    ------------

                                       OR

[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ________________

                         Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION
             (Exact name of Registrant as specified in its charter)


              Massachusetts                                 04-2384321
              -------------                                 ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On June 19, 1997, the Registrant had outstanding 23,687,200 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,263,741 shares of Convertible Preferred Stock, $1 par value, outstanding on June 17, 1997. These shares are immediately convertible into 2,527,482 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 2
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                      May 25,      February 23,
                                                        1997           1997
                                                   ------------  ---------------
ASSETS                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  5,636,725     $ 10,431,911
  Restricted cash (Note 6)                            2,408,719          107,090
  Accounts receivable--
    Less allowances for doubtful
      accounts of $1,412,000 and
      $1,243,000 at May 25, 1997 and
      February 23, 1997, respectively                20,554,214       22,247,826
  Inventories (Note 4)                               43,764,044       42,752,801
  Prepaid expenses and other
    current assets                                    2,623,869        1,956,587
                                                   ------------     ------------

        Total current assets                         74,987,571       77,496,215
                                                   ------------     ------------

PROPERTY, PLANT & EQUIPMENT, at cost                 41,524,237       56,215,045
  Less - Accumulated depreciation                    24,773,791       33,242,256
                                                   ------------     ------------

                                                     16,750,446       22,972,789
                                                   ------------     ------------

INVESTMENT IN SOLOMON BROTHERS, LIMITED              13,734,000       13,734,000
                                                   ------------     ------------



OTHER ASSETS                                          4,676,279        7,109,012
                                                   ------------     ------------

                                                   $110,148,296     $121,312,016
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 3

                    CONSOLIDATED BALANCE SHEETS (Continued)

                                                     May 25,      February 23,
                                                      1997            1997
                                                  ------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    (Unaudited)
CURRENT LIABILITIES:
  Notes payable to banks (Note 3)                 $  2,737,104     $       --
  Current portion of long-term debt (Note 3)        13,254,000       13,254,000
  Accounts payable                                   9,414,857        9,537,829
  Accrued expenses                                   6,829,740       16,934,445
  Accrued taxes                                        503,422          614,202
                                                  ------------     ------------

        Total current liabilities                   32,739,123       40,340,476
                                                  ------------     ------------

LONG-TERM DEBT, less current portion
  (Note 3)                                          77,651,958       78,090,054
                                                  ------------     ------------

        Total liabilities                          110,391,081      118,430,530
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST (Note 6)                           4,976,474        4,996,770
                                                  ------------     ------------

EXCHANGEABLE PREFERRED STOCK, $1.00
  par value--$14.59 preference value-
    Authorized--200,000 shares
    Issued and outstanding--152,217 shares           2,337,149        2,373,654
                                                  ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $1.00 par value-
  Authorized and unissued--800,000 shares                 --               --
Convertible preferred stock, $1.00 par
  value, $6.50 preference value
  Authorized--4,000,000 shares
  Issued and outstanding--1,263,741 shares           1,263,741        1,302,673
    and 1,302,673 shares, respectively
Class A Common Stock, $ .01 par value-
  Authorized--40,000,000 shares
  Issued and outstanding--23,683,647
    and 23,508,096 shares, respectively                236,836          235,081
Class B Common Stock, $.01 par value-
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,927 shares              26,649           26,649
Additional paid-in capital                          75,965,971       75,797,457
Retained deficit                                   (85,049,605)     (81,850,798)
                                                  ------------     ------------
        Total stockholders' equity (deficit)        (7,556,408)      (4,488,938)
                                                  ------------     ------------
                                                  $110,148,296     $121,312,016
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 4


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                     May 25,          May 26,
                                                      1997             1996
                                                  ------------     -------------
NET SALES                                         $ 33,036,062     $ 58,264,124

COST OF SALES                                       25,263,526       38,065,900
                                                  ------------     ------------

  Gross profit                                    $  7,772,536     $ 20,198,224

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSES                                           8,214,039       18,325,652
                                                  ------------     ------------


  Income (loss) from
    operations                                    $   (441,503)    $  1,872,572

INTEREST EXPENSE, net                               (2,701,898)      (3,676,025)

GAIN ON SALE OF REAL ESTATE                            185,867             --

INVESTMENT LOSS                                        (40,950)            --

MINORITY INTEREST                                       20,297           29,035
                                                  ------------     ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 5

               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                  (Unaudited)

                                                   For the Three Months Ended
                                                     May 25,          May 26,
                                                      1997             1996
                                                  ------------     -------------

LOSS BEFORE
  INCOME TAXES                                    $ (2,978,187)    $ (1,774,418)


PROVISION FOR
  INCOME TAXES                                          63,000           80,025
                                                  ------------     ------------

NET LOSS                                          $ (3,041,187)    $ (1,854,443)

ACCRETION OF DISCOUNT
  AND DIVIDENDS ON
  PREFERRED STOCKS                                     157,620          223,128
                                                  ------------     ------------

LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS                                    $ (3,198,807)    $ (2,077,571)
                                                  ============     ============

LOSS PER COMMON
  SHARE (Note 5):                                 $      (0.12)    $      (0.09)
                                                  ============     ============

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  (Note 5):                                         26,263,863       24,317,210
                                                  ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                          Page 6


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                     May 25,           May 26,
                                                      1997              1996
                                                  ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (3,041,187)    $ (1,854,443)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization                        510,907          708,983
  Undistributed earnings of affiliates,
    net of minority interest                            20,659          (29,035)
  Gain on sale of fixed assets                        (185,867)            --
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                    (1,127,567)      (4,690,715)
    Decrease (increase) in inventory                (1,705,718)       6,419,370
    Decrease (increase) in prepaid
      expenses and other current assets               (667,282)        (759,566)
    Decrease (increase) in other assets                239,786           11,929
    Increase (decrease) in accounts
      payable                                         (122,972)      (3,068,474)
    Increase (decrease) in accrued
      expenses                                      (6,269,704)      (5,830,863)
    Increase (decrease) in accrued taxes              (110,780)         (93,894)
    Increase (decrease) in other
      liabilities                                         --             23,751
                                                  ------------     ------------

        Net cash used in operating
          activities                               (12,459,725)      (9,162,957)
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (617,815)        (630,070)
Proceeds from sale of certain assets of subsidiary   7,723,000             --
Proceeds from sale of fixed assets                     186,666           19,000
                                                  ------------     ------------

        Net cash provided by (used in)
          investing activities                       7,291,851         (611,070)
                                                  ------------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 7


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                  For the Three Months Ended
                                                    May 25,          May 26,
                                                     1997             1996
                                                 ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities           $(40,594,261)    $(50,435,747)
Proceeds from borrowings under
  revolving credit facilities                       43,331,365       59,655,078
Payments on long-term debt                                --            (59,038)
Proceeds from issuance of common stock                   3,838           31,125
Payment of dividends                                   (66,625)         (66,626)
Decrease (increase) in restricted cash              (2,301,629)            (601)
                                                  ------------     ------------

        Net cash provided by
          financing activities                    $    372,688     $  9,124,191
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            $ (4,795,186)    $   (649,836)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               10,431,911        5,151,929
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $  5,636,725     $  4,502,093
                                                  ============     ============

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                        $  4,936,892     $  5,382,974
  Income taxes                                         174,332          205,006


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 8


                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 25, 1997


         (1)      Liquidity

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

         (2)      Significant Accounting Policies

         The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 23, 1997, the Company's financial position as of May 25, 1997, and the results of its operations and cash flows for the quarters ended May 25, 1997 and May 26, 1996.

         The results of operations for the quarter ended May 25, 1997, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

         The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 23, 1997, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 23, 1997.

         Certain reclassifications have been made to the prior period's financial statements to conform with the presentation of the fiscal 1998 financial statements.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                         Page 9



         (3)      Loan Arrangements

                  On June 4, 1997, the Company obtained a modification to the minimum net worth covenant in the indenture governing the 13% Senior Subordinated Notes from a majority of the bondholders. According to the modification, in the event that the Company's consolidated stockholders' deficit exceeds $15 million for two consecutive quarters, the Company is required to make an offer to redeem 7.5% of the outstanding Senior Subordinated Notes semiannually and to continue to do so as long as the condition persists.

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

         As of May 25, 1997, approximately $2.7 million was outstanding under the Company's revolving credit agreement with Foothill and approximately 37,300 ounces of gold, valued at approximately $12.8 million, were on consignment under the Company's domestic gold consignment facility.

         The Company makes semiannual cash interest payments of approximately $4.5 million including a payment on May 15, 1997 on the 13% Senior Subordinated Notes, due May 31, 1998.

         A foreign subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of May 25, 1997, approximately 3,300 ounces of gold, valued at approximately $1.1 million, were on consignment under this gold consignment facility.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 10



         (4)      Inventories

         Inventories consisted of the following at May 25, 1997, and February 23, 1997:

                                    May 25,                 February 23,
                                     1997                       1997
                             ----------------------    -----------------------
 Raw Materials                 $         7,443,522       $          8,547,459
 Work-in-Process                         4,793,087                  5,643,042
 Finished Goods                         31,527,435                 28,562,300
                             ----------------------    -----------------------
                               $        43,764,044       $         42,752,801
                             ======================    =======================
         (5)      Loss Per Common Share

         Loss per common share is computed by adjusting the Company's net loss for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common shares outstanding during each period.

         (6)      Essex Privatization

         During fiscal 1997, the Company began the process of purchasing the approximately 1.6 million outstanding shares of its Essex subsidiary. The Company estimates that the cost to repurchase the shares will be approximately $3 million and that the process should be completed during the second quarter of fiscal 1998. At May 25, 1997, the Company had approximately $2.3 million on deposit in an escrow account to be used for the repurchase of the Essex shares which is included in restricted cash in the accompanying consolidated balance sheet.

         (7)      Sales of Assets

L.G. Balfour Company, Inc.

         On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. ("CBI") a new company formed by Castle Harlan Partners II, L.P. (the "Balfour Sale").

         On April 24, 1997, a settlement was reached in which the Company paid CBI $1.1 million to resolve certain items and finalize the purchase price (the "Purchase Price Adjustment"). Such amount was included in accrued expenses in the accompanying consolidated balance sheet as of February 23, 1997 and was included as a component of the net gain of approximately $10.5 million recorded in the fourth quarter of fiscal 1997.

         The Balfour Sale did not include any real property. The prime component of real property is a facility in Attleboro, Massachusetts which had a net book value of approximately $2.3 million and a fair value of approximately $1.4 million. A $1.1 million impairment of the carrying value of the facility has been recognized in association with this transaction and is

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 11

included as a component of the gain recognized on the sale in the fourth quarter of fiscal 1997 and reduced the carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheets as of February 23, 1997 and May 25, 1997. The Company leased the facility to
CBI on a temporary basis until June 7, 1997. The Company continues to search for a buyer. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale, therefore, the Company estimated a one year period to sell the facility and included an estimate of the carrying costs of approximately $0.2 million in the $1.1 million impairment recorded.

         The Balfour Sale did not include the assumption of a lease facility in North Attleboro, Massachusetts. On April 24, 1997, the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility is until July 31, 1999 at an annual cost of approximately $0.2 million. The Company is subleasing the remaining space to CBI on a temporary basis, however, it is possible that the Company will be required to hold the property for a period of time after CBI vacates the facility before being able to find replacement tenants, or that the Company may be required to lease the property at lower rent payments than the Company is currently obligated to pay. The Company has assumed that the facility would remain vacant after CBI vacates for the remainder of the lease term and accrued approximately $0.4 million which is included in accrued expenses in the accompanying consolidated balance sheets as of February 23, 1997 and May 25, 1997.

         The accompanying consolidated balance sheets as of February 23, 1997 and May 25, 1997, include assets of Balfour consisting primarily of real estate and their associated liabilities discussed above. The Purchase Price Adjustment was included in accrued expenses as of February 23, 1997 and was paid in the first quarter of fiscal 1998. Other remaining assets and liabilities are not material to the financial position of the Company as of February 23, 1997 and May 25, 1997.

         The accompanying consolidated statement of operations for the three months ended May 26, 1996, includes the following amounts associated with Balfour.

Net sales                                                            $24,133,620
Cost of sales                                                         11,965,644
                                                                     -----------
     Gross profit                                                     12,167,976
Selling, general and administrative expenses                          10,276,544
                                                                     -----------
     Income  from operations                                         $ 1,891,432
                                                                     ===========

Gold Lance, Inc.

         On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary to Jostens, Inc. ("the Gold Lance Sale"). Prior to or at closing, on April 18, 1997, the Company received cash equal to the purchase price of approximately $10.8 million, less $2.5 million, the payment of which is contingent on the operating performance of Gold Lance during a

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 12

transition period between April 18, 1997 and July 31, 1997 ("the Transition Period"). The Company recorded a loss in the fourth quarter of fiscal 1997 of $5.0 million on the Gold Lance Sale.

         The Gold Lance Sale did not include any real property. The prime component of real property is a facility in Houston, Texas which had a net book value of approximately $1.5 million and a fair value of approximately $0.7 million. A $0.8 million impairment of the carrying value of the facility has been recognized in association with this sale and is included as a component of the $5.0 million loss recognized on the sale. The carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheets reflects such impairment as of February 23, 1997 and May 25, 1997. The Company will continue to operate the property during the Transition Period. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale.

         The accompanying consolidated balance sheet as of February 23, 1997 includes the assets and liabilities of Gold Lance. The assets consist primarily of approximately $2.1 million in accounts receivable, $6.9 million of property, plant and equipment, net and $2.1 million in other assets primarily related to goodwill and samples. The liabilities consist primarily of $0.5 million in accounts payable and $4.5 million in accruals. Approximately $4.2 million of losses accrued as part of the sale are included in accrued expenses of which approximately $1.3 million relates to financial advisor, legal and other transaction costs associated with the sale. As of May 25, 1997, significant remaining assets and liabilities of Gold Lance consist primarily of the real estate discussed above, extinguishment of transaction costs, accounts payable and the accrued liabilities in the ordinary course and contingencies associated with the Transition Period.

         The accompanying consolidated statements of operations for the three months ended May 25, 1997, and May 26, 1996 include the following amounts associated with Gold Lance:

                                                For the three months ended
                                               May 25, 1997       May 26, 1996
                                              ----------------  ----------------
 Net sales                                    $     3,762,256  $      3,533,193
 Cost of sales                                      2,357,578         2,330,246
                                              ----------------  ----------------
       Gross profit                                 1,404,678         1,202,947
 Selling, general and administrative expenses       1,528,684         1,355,839
                                              ----------------  ----------------
       Loss from operations                   $      (124,006)  $      (152,892)
                                              ================  ================

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 13



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


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

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 14

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

Results of Operations for the Quarter Ended May 25, 1997, Compared to the Quarter Ended May 26, 1996

         Consolidated net sales for the three months ended May 25, 1997, decreased $25.3 million or 43% from $58.3 million for the three months ended May 26, 1996 to $33.0 million for the three months ended May 25, 1997. Consolidated gross profit for the three months ended May 25, 1997, was $7.8 million compared with $20.2 million for the three months ended May 26, 1996. Consolidated gross profit margin decreased from 34.7% for the quarter ended May 26, 1996 to 23.5% for the quarter ended May 25, 1997. Consolidated selling, general and administrative ("SG&A") expenses decreased from $18.3 million for the three months ended May 26, 1996 to $8.2 million for the three months ended May 25, 1997. As a percentage of consolidated net sales, consolidated SG&A expenses decreased from 31.5% for the three months ended May 26, 1996 to 24.9% for the three months ended May 25, 1997.

         On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary. The comparability of consolidated results of operations for the quarter ended May 25, 1997 to consolidated results of operations for the quarter ended May 26, 1996 is affected by this transaction. The amounts included in the Consolidated Statement of Operations for the Balfour subsidiary for the three months ended May 26, 1996, are set forth in Note 7.

         On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary. The amounts included in the Consolidated Statements of Operations for the Gold Lance subsidiary for the three months ended May 25, 1997 and the three months ended May 26, 1996, are set forth in Note 7. Comparison of operating results for the Company's on-going business (the "Fine Jewelry" business) for the first quarter of fiscal 1998 to the first quarter of fiscal 1997 follows.

          Sales of Fine Jewelry decreased $1.3 million or 4.3% from $30.6 million for the three months ended May 26, 1996 to $29.3 million for the three months ended May 25, 1997. The decrease is primarily attributable to delayed shipments caused by a customs change in Russia and start-up distribution problems related to the consolidation of domestic warehouse facilities, which have been resolved.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 15

           Gross profit on Fine Jewelry sales decreased from $6.8 million for the three months ended May 26, 1996 to $6.4 million for the three months ended May 25, 1997. Gross profit margin on Fine Jewelry sales decreased from 22.3% for the quarter ended May 26, 1996 to 21.8% for the quarter ended May 25, 1997. These decreases resulted from changes in customer and product mix.

          Fine Jewelry SG&A expenses were $6.7 million for both the first quarter of fiscal 1997 and the first quarter of fiscal 1998. Fine Jewelry SG&A expenses as a percentage of Fine Jewelry net sales increased from 21.8% for the three months ended May 26, 1996 to 22.8% for the three months ended May 25, 1997. The increased percentage is the result of the sales decrease.

         Net interest expense decreased $1.0 million from $3.7 for the quarter ended May 26, 1996, to $2.7 million for the quarter ended May 25, 1997. The Company's average borrowings for the quarter ended May 25, 1997 decreased $21 million from $113 million for the three months ended May 26, 1996 to $92 million for the three months ended May 25, 1997. The weighted average interest rate was approximately 11.2% for the first quarter of fiscal 1997 and approximately 10.9% for the first quarter of fiscal 1998.

         Although the Company had a taxable loss for the fiscal quarter ended May 25, 1997, the Company recorded a tax provision of approximately $63,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Liquidity and Working Capital

         Cash used in operating activities during the quarter ended May 25, 1997, was $12.5 million compared with $9.2 million for the quarter ended May 25, 1996. In the first quarter of fiscal 1998, the Company paid a $1.1 million Purchase Price Adjustment to CBI relative to the sale of certain assets and liabilities of the Company's Balfour subsidiary.

         Cash provided by investing activities for the quarter ended May 25, 1997, was $7.3 million compared to a use of $0.6 million for the quarter ended May 26, 1996. In the current year, the Company benefited from the net proceeds related to the sale of certain assets of its Gold Lance subsidiary of $7.7 million.

         Cash provided by financing activities was approximately $0.4 million for the quarter ended May 25, 1997, compared with $9.1 million for the quarter ended May 26, 1996. The change in cash provided by financing activities is the result of lower net borrowings on the Company's revolving credit facility, offset by a $2.3 million increase in restricted cash for the three months ended May 25, 1997.

         The Company's net cash position decreased from $10.4 million at February 23, 1997, to $5.6 million at May 25, 1997.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 16

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               4.1 Third Supplemental Indenture to the 13% Senior Subordinated Notes, due May 31, 1998, dated June 4, 1997.

               11          Earnings Per Share Computations

               27          Financial Data Schedule


        (b)    Reports on Form 8-K

               The Registrant made an 8-K filing under Item 2 - Acquisition or Disposition of Assets dated April 18, 1997. The report described the sale of certain assets of the Company's Gold Lance subsidiary to Jostens, Inc.

TOWN & COUNTRY CORPORATION                                            Form 10-Q
                                                                        Page 17


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TOWN & COUNTRY CORPORATION
                                                                (Registrant)


Date:  July 8, 1997                                  /s/ Veronica Zsolcsak
                                                     -------------------------
                                                     Veronica Zsolcsak
                                                     Chief Financial Officer