Form 10-Q
period 1997-08-24
TOWN & COUNTRY CORP
filed 1997-10-08
CIK 768608

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended August 24, 1997


                                       OR


      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________________ to __________________


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

On September 17, 1997, the Registrant had outstanding 23,683,647 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,263,741 shares of Convertible Preferred Stock, $1 par value, outstanding on September 17, 1997. These shares are immediately convertible into 2,527,482 shares of Class A Common Stock.

Town & Country Corporation                                         Form 10-Q
                                                                    Page 2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                  August 24,       February 23,
                                                    1997              1997
                                                ------------       ------------
ASSETS                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $1,110,602        $10,431,911
  Restricted cash (Note 3)                           113,508            107,090
  Accounts receivable--
    Less allowances for doubtful
    accounts of $1,532,000 and $1,243,000 at
    August 24, 1997 and February 23, 1997
    respectively                                  22,549,517         22,247,826
  Inventories (Note 5)                            49,206,724         42,752,801
  Prepaid expenses and other
    current assets                                 2,817,329          1,956,587
                                                ------------       ------------
        Total current assets                      75,797,680         77,496,215
                                                ------------       ------------
PROPERTY, PLANT & EQUIPMENT, at cost              41,179,367         56,215,045
  Less - Accumulated depreciation                 25,344,949         33,242,256
                                                ------------       ------------
                                                  15,834,418         22,972,789
                                                ------------       ------------
INVESTMENT IN SOLOMON BROTHERS, LIMITED           13,734,000         13,734,000
                                                ------------       ------------
OTHER ASSETS                                       4,404,124          7,109,012
                                                ------------       ------------
                                                $109,770,222       $121,312,016
                                                ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Town & Country Corporation                                         Form 10-Q
                                                                    Page 3

                    CONSOLIDATED BALANCE SHEETS (Continued)


                                                    August 24,      August 25,
                                                      1997            1996
                                                   -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)     (Unaudited)

CURRENT LIABILITIES:
  Notes payable to banks (Note 3)                  $  8,118,779    $         --
  Current portion of long-term debt (Note 3)         83,506,257      13,254,000
  Accounts payable                                   13,063,713       9,537,829
  Accrued expenses                                    9,350,402      16,934,445
  Accrued taxes                                         575,254         614,202
                                                   ------------    ------------
        Total current liabilities                   114,614,405      40,340,476
                                                   ------------    ------------
LONG-TERM DEBT, less current portion
  (Note 3)                                            6,941,472      78,090,054
                                                   ------------    ------------
        Total liabilities                           121,555,877     118,430,530
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST (Note 7)                              209,819       4,996,770
                                                   ------------    ------------
EXCHANGEABLE PREFERRED STOCK, $1.00
  par value--$14.59 preference value-
    Authorized--200,000 shares
    Issued and outstanding--152,217 shares            2,367,182       2,373,654
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $1.00 par value--
  Authorized and unissued--800,000 shares                    --              --
Convertible preferred stock, $1.00 par
  value, $6.50 preference value
  Authorized--4,000,000 shares
  Issued and outstanding--1,263,741 shares and
    1,302,673 shares, respectively                    1,263,741       1,302,673
Class A Common Stock, $.01 par value--
  Authorized--40,000,000 shares
  Issued and outstanding--23,683,647
    and 23,508,096 shares, respectively                 236,836         235,081
Class B Common Stock, $.01 par value--
  Authorized--8,000,000 shares
  Issued and outstanding--2,664,927 shares               26,649          26,649
Additional paid-in capital                           76,090,472      75,797,457
Retained deficit                                    (91,980,354)    (81,850,798)
                                                   ------------    ------------
        Total stockholders' equity (deficit)        (14,362,656)     (4,488,938)
                                                   ------------    ------------
                                                   $109,770,222    $121,312,016
                                                   ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Town & Country Corporation                                         Form 10-Q
                                                                    Page 4

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the Three Months Ended            For the Six Months Ended
                                      August 24,          August 25,           August 24,         August 25,
                                         1997                1996                1997                1996
                                     -----------          -----------         -----------        ------------
NET SALES                            $22,701,548          $43,192,085         $55,737,610        $101,456,209
COST OF SALES                         19,614,979           30,315,885          44,878,505          68,381,785
INVENTORY CHARGE (Note 4)                     --           35,521,000                  --          35,521,000
                                     -----------          -----------         -----------        ------------
  Gross profit (loss)                 $3,086,569         $(22,644,800)        $10,859,105         $(2,446,576)
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES              6,915,864           21,147,152          15,129,903          39,472,804
                                     -----------          -----------         -----------        ------------
  Loss from operations               $(3,829,295)        $(43,791,952)        $(4,270,798)       $(41,919,380)
INTEREST EXPENSE, net                 (2,886,815)          (3,907,076)         (5,588,713)         (7,583,101)
GAIN ON SALE OF REAL ESTATE                   --                   --             185,867                  --
INVESTMENT LOSS                          (36,641)                  --             (77,591)                 --
MINORITY INTEREST                         39,536              112,275              59,833             141,310
                                     -----------          -----------         -----------        ------------
  Loss before income taxes           $(6,713,215)        $(47,586,753)        $(9,691,402)       $(49,361,171)
PROVISION FOR INCOME TAXES                63,000               60,000             126,000             140,025
                                     -----------          -----------         -----------        ------------
  Net loss                           $(6,776,215)        $(47,646,753)        $(9,817,402)       $(49,501,196)
                                     -----------          -----------         -----------        ------------
ACCRETION OF DISCOUNT AND
  DIVIDEND ON PREFERRED STOCKS           154,533              119,032             312,153             342,160
                                     -----------          -----------         -----------        ------------
  Loss attributable to common
    stockholders                     $(6,930,748)        $(47,765,785)       $(10,129,555)       $(49,843,356)
                                     -----------          -----------         -----------        ------------
LOSS PER COMMON SHARE (Note 6):           $(0.26)              $(1.86)             $(0.38)             $(1.99)
                                     ===========          ===========         ===========        ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 6):        26,348,574           25,706,935          26,306,219          25,012,072
                                     ===========          ===========         ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Town & Country Corporation                                         Form 10-Q
                                                                    Page 5

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For the Six Months Ended
                                                  ------------------------------
                                                   August 24,        August 25,
                                                     1997              1996
                                                  ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(9,817,402)      $(49,501,196)
Adjustments to reconcile net loss
  to net cash used in operating activities-
  Depreciation and amortization                      619,516          1,438,352
  Undistributed earnings of affiliates,
    net of minority interest                          17,759           (141,310)
  Gain on sale of fixed assets                      (185,867)                --
  Inventory charge                                        --         35,521,000
  Receivable charge                                       --          5,471,000
  Change in assets and liabilities--
    Decrease (increase) in accounts
      receivable                                  (1,966,059)         1,904,546
    Decrease (increase) in inventory              (6,920,853)         4,521,310
    Decrease (increase) in prepaid
      expenses and other current assets             (914,128)        (1,451,452)
    Decrease (increase) in other assets              427,959            333,132
    Increase (decrease) in accounts
      payable                                      3,525,884         (1,587,741)
    Increase (decrease) in accrued
      expenses                                    (5,006,299)        (6,563,687)
    Increase (decrease) in accrued taxes             (38,948)          (174,911)
    Increase (decrease) in other
      liabilities                                         --            (67,271)
                                                  ----------        -----------
        Net cash used in operating
          activities                             (20,258,438)       (10,298,228)
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (1,560,243)        (1,537,885)
Proceeds from sale of certain assets
  of subsidiary                                    7,683,667                 --
Investment in affiliates                          (3,445,993)                --
Proceeds from sale of fixed assets                   210,124             26,001
                                                 -----------        -----------
Net cash provided by (used in) investing
  activities                                      $2,887,555        $(1,511,884)
                                                 -----------        -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Town & Country Corporation                                         Form 10-Q
                                                                    Page 6

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                     For the Six Months Ended
                                                  ------------------------------
                                                  August 24,        August 25,
                                                    1997               1996
                                                  ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities         $(57,765,607)      $(99,482,302)
Proceeds from borrowings under
  revolving credit facilities                     65,884,386        109,145,959
Payments on long-term debt                                --           (135,610)
Proceeds from the issuance of common stock             3,838             40,994
Payment of dividend                                  (66,625)          (131,039)
Decrease (increase) in restricted cash                (6,418)            (1,501)
                                                 -----------        -----------
      Net cash provided by financing activities   $8,049,574         $9,436,501
                                                 -----------        -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           $(9,321,309)       $(2,373,611)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             10,431,911          5,151,929
                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $1,110,602         $2,778,318
                                                 ===========        ===========
SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
  Interest                                        $5,908,446         $7,164,987
  Income taxes                                       174,332            210,006

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 24, 1997

(1) Liquidity

The Company has approximately $89.1 million in principal amount of debt maturing through December 15, 1998. These debt issues mature as follows:

         * February 15, 1998      $13.3 million     Senior Secured Notes
         * May 31, 1998           $68.8 million     Senior Subordinated Notes
         * December 15, 1998      $7.0 million      Subordinated Notes

The near term maturity of these securities and the material amount of the principal payments represents a potential liquidity issue for the Company. The Company, with the assistance of professional advisors, is evaluating possible alternatives with regard to addressing this situation. It is essential for the Company to raise additional capital and/or to restructure its debt under terms which will allow the Company to meets its expected future cash flow requirements.

(2) Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 23, 1997, the Company's financial position as of August 24, 1997, and the results of its operations for the three and six-month periods ended August 24, 1997, and August 25, 1996, and cash flows for the six-month periods ended August 24, 1997, and August 25, 1996.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary. On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary. The comparability of the accompanying financial statements is affected by these transactions as described in Note 8.

The results of operations for the six months ended August 24, 1997, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 23, 1997, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 23, 1997. Except as disclosed below, the Company has made no change in these policies during the six months ended August 24, 1997.

Certain reclassifications have been made to the prior period's financial statement to conform with the presentation of the fiscal 1998 financial statements.

(3) Loan Arrangements

At maturity on September 15, 1997, the Company repaid the $13.3 million of 11 1/2% Senior Secured Notes. This debt was repaid with the issuance of new Senior Secured Notes ("New Notes") which pay interest monthly at 15% and have a maturity date of February 15, 1998. The New Notes have essentially the same terms as the 11 1/2% Senior Secured Notes. The Company's loan agreement with Foothill Capital Corporation ("Foothill") and Collateral Agency and Intercreditor Agreement with Foothill, Fleet Precious Metals, Inc. ("Fleet"), Bankers Trust and the Collateral Agent were amended on September 15, 1997, provide for the New Notes.

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

On May 30, 1997, the Company completed an amendment (the "Amended Agreement") to its July 3, 1996 credit agreement (the "Agreement") with Foothill to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of a Gold Consignment Facility provided by Fleet. The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

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

As of August 24, 1997, approximately $8.1 million was outstanding under the Company's revolving credit agreement with Foothill and approximately 39,080 ounces of gold, valued at approximately $12.7 million, were on consignment under the Company's domestic gold consignment facility.

The Company makes semiannual cash interest payments of approximately $4.5 million including a payment on May 15, 1997, on the 13% Senior Subordinated Notes, due May 31, 1998.

A foreign subsidiary of the Company has an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of August 24, 1997, approximately 3,300 ounces of gold, valued at approximately $1.1 million, were on consignment under this gold consignment facility.

(4) Inventory Charge

During the second quarter of fiscal 1997, the Company implemented a program to recycle approximately $44 million of inventory to recover gold and diamonds to meet immediate production requirements. The Company also sold, for approximately $2 million, inventory with an original cost basis of approximately $5 million. The Company charged second quarter operations approximately $35.5 million. Of this amount only approximately $2.5 million was incurred in the second quarter. The remaining approximately $33.0 million represents third quarter activity.

These actions were taken when access to cash and gold under the Company's working capital facility and gold leasing agreement became constrained near the end of the second quarter and on a more pronounced basis in the third quarter, and also because of the Company's commitment to meet its customers' shipping requirements.

(5) Inventories

Inventories consisted of the following at August 24, 1997, and February 23, 1997:

                                  August 24,             February 23,
                                    1997                    1997
                                 -----------             -----------
            Raw Materials        $ 9,472,312             $ 8,547,459
            Work-in-Process        5,743,417               5,643,042
            Finished Goods        33,990,995              28,562,300
                                 -----------             -----------
                                 $49,206,724             $42,752,801
                                 ===========             ===========

(6) Loss Per Common Share

Loss per common share is computed by adjusting the Company's net loss for the accretion of discount and dividends on preferred stocks and dividing by the weighted average number of common shares outstanding during each period.

(7) Essex Privatization

During fiscal 1997, the Company began the process of purchasing the approximately 1.6 million outstanding shares of its Essex subsidiary. The cost to repurchase these shares was approximately $3.4 million and the process was completed during the second quarter of fiscal 1998. The repurchase resulted in the elimination of approximately $4.7 million in Minority Interest liability creating a deferred benefit of $1.3 million. On a preliminary basis, this deferred benefit is being accounted for as a reduction in the basis of Essex's Property, Plant and Equipment. The Company continues to analyze the valuation of Essex's long-term assets and will finalize the accounting of this deferred benefit by the end of fiscal 1998.

(8) Sales of Assets

L.G. Balfour Company, Inc.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary constituting substantially all of the operations of Balfour to Commemorative Brands, Inc. ("CBI") a new company formed by Castle Harlan Partners II, L.P. (the "Balfour Sale").

On April 24, 1997, a settlement was reached in which the Company paid CBI $1.1 million to resolve certain items and finalize the purchase price (the "Purchase Price Adjustment"). Such amount was included in accrued expenses in the accompanying consolidated balance sheet as of February 23, 1997, and was included as a component of the net gain of approximately $10.5 million recorded in the fourth quarter of fiscal 1997.

The Balfour Sale did not include any real property. The prime component of real property is a facility in Attleboro, Massachusetts, which had a net book value of approximately $2.3 million and a fair value of approximately $1.4 million. A $1.1 million impairment of the carrying value of the facility has been recognized in association with this transaction and is included as a component of the gain recognized on the sale in the fourth quarter of fiscal 1997 and reduced the carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheets as of February 23, 1997, and August 24, 1997. The Company leased the facility to CBI on a temporary basis until June 7, 1997. The Company continues to search for a buyer. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale; therefore, the Company estimated a one year period to sell the facility and included an estimate of the carrying costs of approximately $0.2 million in the $1.1 million impairment recorded.

The Balfour Sale did not include the assumption of a lease facility in North Attleboro, Massachusetts. On April 24, 1997, the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility is until July 31, 1999, at an annual cost of approximately $0.2 million. The Company is subleasing the remaining space to CBI on a temporary basis; however, it is possible that the Company will be required to hold the property for a period of time after CBI vacates the facility before being able to find replacement tenants, or that the Company may be required to lease the property at lower rent payments than the Company is currently obligated to pay. The Company has assumed that the facility would remain vacant after CBI vacates for the remainder of the lease term and accrued approximately $0.4 million which is included in accrued expenses in the accompanying consolidated balance sheets as of February 23, 1997, and August 24, 1997.

The accompanying consolidated balance sheets as of February 23, 1997, and August 24, 1997, include assets of Balfour consisting primarily of real estate and their associated liabilities discussed above. The Purchase Price Adjustment was included in accrued expenses as of February 23, 1997, and was paid in the first quarter of fiscal 1998. Other remaining assets and liabilities are not material to the financial position of the Company as of February 23, 1997, and August 24, 1997.

The accompanying consolidated statement of operations for the six months ended August 25, 1996, includes the following amounts associated with Balfour:

                  Net sales                     $35,986,092
                  Cost of sales                  18,259,569
                                                -----------
                    Gross profit                 17,726,523
                  Selling, general and
                  administrative expenses        17,149,236
                                                -----------
                    Income from operations      $   577,287
                                                ===========

Gold Lance, Inc.

On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary to Jostens, Inc. (the "Gold Lance Sale"). Prior to or at closing, on April 18, 1997, the Company received cash equal to the purchase price of approximately $10.8 million, less $2.5 million, the payment of which was contingent on the operating performance of Gold Lance during a transition period between April 18, 1997, and July 31, 1997 (the "Transition Period"). The Company recorded a loss in the fourth quarter of fiscal 1997 of $5.0 million on the Gold Lance Sale. To date, the Company has not been paid the contingent purchase price and is in discussions with Jostens, Inc. concerning its reasons for non-payment.

The Gold Lance Sale did not include any real property. The prime component of real property is a facility in Houston, Texas which had a net book value of approximately $1.5 million and a fair value of approximately $0.7 million. A $0.8 million impairment of the carrying value of the facility has been recognized in association with this sale and is included as a component of the $5.0 million loss recognized on the sale. The carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheets reflects such impairment as of February 23, 1997, and May 25, 1997. The Company operated the property during the Transition Period. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale.

The accompanying consolidated balance sheet as of February 23, 1997, includes the assets and liabilities of Gold Lance. The assets consist primarily of approximately $2.1 million in accounts receivable, $6.9 million of property, plant and equipment, net and $2.1 million in other assets primarily related to goodwill and samples. The liabilities consist primarily of $0.5 million in accounts payable and $4.5 million in accruals. Approximately $4.2 million of losses accrued as part of the sale are included in accrued expenses of which approximately $1.3 million relates to financial advisor, legal and other transaction costs associated with the sale. As of August 24, 1997, significant remaining assets and liabilities of Gold Lance consist primarily of the real estate discussed above, extinguishment of transaction costs, accounts payable and the accrued liabilities in the ordinary course and contingencies associated with the Transition Period.

The accompanying consolidated statements of operations for the six months ended August 24, 1997, and August 25, 1996, include the following amounts associated with Gold Lance:


                                          For the six months ended
                                    August 24,                  August 25,
                                      1997                         1996
                                    ----------                  ----------
          Net sales                 $5,150,217                  $5,969,720
          Cost of sales              3,486,574                   4,067,295
                                    ----------                  ----------
            Gross profit             1,663,643                   1,902,425
          Selling, general and
          administrative expenses    2,139,847                   2,575,850
                                    ----------                  ----------
            Income from operations  $ (476,204)                 $ (673,425)
                                    ==========                  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 ("the Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

LIQUIDITY

The Company has approximately $89.1 million in principal amount of debt maturing through December 15, 1998. These debt issues mature as follows:

        * February 15, 1998       $13.3 million     Senior Secured Notes
        * May 31, 1998            $68.8 million     Senior Subordinated Notes
        * December 15, 1998       $7.0 million      Subordinated Notes

The near term maturity of these securities and the material amount of the principal payments represents a potential liquidity issue for the Company. The Company, with the assistance of professional advisors, is evaluating possible alternatives with regard to addressing this situation. It is essential for the Company to raise additional capital and/or to restructure its debt under terms which will allow the Company to meets its expected future cash flow requirements.

FINANCIAL CONDITION

At maturity on September 15, 1997, the Company repaid the $13.3 million of 11 1/2% Senior Secured Notes. This debt was repaid with the issuance of new Senior Secured Notes ("New Notes") which pay interest monthly at 15% and have a maturity date of February 15, 1998. The New Notes have essentially the same terms as the 11 1/2% Senior Secured Notes. The Company's loan agreement with Foothill Capital Corporation ("Foothill") and Collateral Agency and Inter Creditor Agreement with Foothill, Fleet Precious Metals, Inc. ("Fleet"), Bankers Trust and the Collateral Agent were amended on September 15, 1997, provide for the New Notes.

On May 30, 1997, the Company completed an amendment (the "Amended Agreement") to its July 3, 1996 credit agreement (the "Agreement") with Foothill to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of Gold Consignment Facility provided by Fleet. The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

The revolving credit facility has a maximum amount of $40 million from February through October and $45 million from November through January. The letter of credit has a maximum amount of $20 million from February through October and $15 million from November through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures, as defined. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in the receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

Results of Operations for the Six Months Ended August 24, 1997 Compared to the Six Months Ended August 25, 1996

Gross profit and Selling, General and Administrative ("SG&A") expense comparisons exclude the effect of the $35.5 million inventory charge and $5.5 million accounts receivable charge recorded in the second quarter of fiscal 1997.

Consolidated net sales for the six months ended August 24, 1997, decreased $45.8 million or 45.1% from $101.5 million for the six months ended August 25, 1996, to $55.7 million for the six months ended August 24, 1997. Consolidated gross profit for the six months ended August 24, 1997, was $10.9 million compared with $33.1 million for the six months ended August 25, 1996. Consolidated gross profit margin decreased from 32.6% for the six months ended August 25, 1996 to 19.5% for the six months ended August 24,1997. Consolidated SG&A expenses decreased from $34.0 million for the six months ended August 25, 1996, to $15.1 million for the six months ended August 24, 1997. As a percentage of consolidated net sales, consolidated SG&A expenses decreased from 33.5% for the six months ended August 25, 1996, to 27.1% for the six months ended August 24, 1997.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary. The accompanying consolidated statement of operations for the six months ended August 25, 1996, includes net sales of $36.0 million, gross profit of $18.3 million and SG&A expenses of $17.1 million associated with Balfour.

On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary. The accompanying consolidated statement of operations for the six months ended August 24, 1997, includes net sales of $5.2 million, gross profit of $1.7 million and SG&A expenses of $2.1 million associated with Gold Lance. The accompanying consolidated statement of operations for the six months ended August 25, 1996 includes net sales of $6.0 million, gross profit of $1.9 million and SG&A expenses of $2.6 million.

Comparison of operating results for the Company's on-going business (the "Fine Jewelry" business) for the first six months of fiscal 1998 to the first six months of fiscal 1997 follows.

Sales of Fine Jewelry decreased $8.9 million or 14.9% from $59.5 million for the six months ended August 25, 1996, to $50.6 million for the six months ended August 24, 1997. The decrease is primarily attributable to relative softness in the wholesale jewelry marketplace and some perceived impact of the Company's financial difficulties.

Gross profit on Fine Jewelry sales decreased from $13.4 million for the six months ended August 25, 1996, to $9.2 million for the six months ended August 24, 1997. Gross profit margin on Fine Jewelry sales decreased from 22.5% for the six months ended August 25, 1996, to 18.2% for the six months ended August 24, 1997. These decreases are primarily the result of the underabsorption of fixed costs due to lower sales volume.

Fine Jewelry SG&A expenses decreased from $14.2 million for the first six months of fiscal 1997 to $13.0 million the first six months of fiscal 1998. Fine Jewelry SG&A expenses as a percentage of Fine Jewelry net sales increased from 23.9% for the six months ended August 25, 1996 to 25.7% for the six months ended August 24, 1997. The percentage increase is the result of the decrease in sales.

Net interest expense decreased $2.0 million from $7.6 for the six months ended August 25, 1996, to $5.6 million for the six months ended August 24, 1997. The Company's average borrowings for the six months ended August 24, 1997, decreased $21.8 million from $115.0 million for the six month ended August 25, 1996, to $93.2 million for the six months ended August 24, 1997. The weighted average interest rate was approximately 11.2% for the first six months of fiscal 1997 and approximately 10.9% for the first six months of fiscal 1998. Net interest expense includes bank and gold fees of $1.4 million for the first six months of fiscal 1997 and $0.8 million for the first six months of fiscal 1998.

Although the Company had a taxable loss for the six months ended August 24, 1997, the Company recorded a tax provision of approximately $126,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as state and foreign income taxes.

Liquidity and Working Capital

Cash used in operating activities during the six months ended August 24, 1997, was $20.3 million compared with $10.3 million for the six months ended August 25, 1996. The increase is primarily a result of the relative change in inventory from year to year.

Cash provided by investing activities for the six months ended August 24, 1997, was $2.9 million compared to a use of $1.5 million for the six months ended August 25, 1996. In the current year, the Company benefited from the net proceeds related to the sale of certain assets of its Gold Lance subsidiary of $7.7 million. During the period, the Company paid approximately $3.4 million to acquire the shares of its Essex subsidiary which had been owned by minority shareholders.

Cash provided by financing activities was approximately $8.0 million for the six months ended August 24, 1997, compared with the $9.4 million for the six months ended August 25, 1996. The change in cash provided by financing activities is the result of lower net borrowings on the Company's revolving credit facility.

The Company's net cash position decreased from $10.4 million at February 23, 1997, to $1.1 million at August 24, 1997.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

On July 17, 1997, the Company held its Annual Meeting of Stockholders. At this meeting, one matter was submitted for a vote of the stockholders: election of one Class A director and one general director. The following votes were cast on the foregoing matter:

                                                                     BROKER
                                          FOR        WITHHELD       NON-VOTES
                                          ---        --------       ---------
    Election of William Schawbel       21,275,727     385,191       5,954,950
    Election of Marcia Morris          18,510,972     489,591       5,950,378

Directors Charles Hill and Richard E. Floor continue their terms of office.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    99    Waivers of Events of Default with respect to the Non-Compliance Items
    11    Earnings Per Share Computations
    27    Financial Data Schedule
    10.1  Indenture to 15% Senior Secured Notes due February 15, 1998.
    10.2 Amendment Number Three to Loan Agreement between the Company and Foothill Capital Corporation.
    10.3 Amendment One to Collateral Agency and Intercreditor Agreement between the Company, Foothill, Fleet, Bankers Trust and the Collateral Agent.

  (b) Reports on Form 8-K

      There were no Form 8-K filings during the second quarter ended August 24, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TOWN & COUNTRY CORPORATION
                                                      (Registrant)


Date: October 8, 1997                         /s/  Veronica M. Zsolcsak
                                              ---------------------------------
                                              Veronica M. Zsolcsak
                                              Chief Financial Officer and
                                              Treasurer