Form 10-Q
period 1997-11-23
TOWN & COUNTRY CORP
filed 1998-01-12
CIK 768608

As Filed with the SEC on January 7, 1998

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 23, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _____________________
                         Commission File Number: 0-14394

                           TOWN & COUNTRY CORPORATION
             (Exact name of Registrant as specified in its charter)


          Massachusetts                                   04-2384321
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                            Number)

                  25 Union Street, Chelsea, Massachusetts 02150
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (617) 884-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       -
On December 15, 1997, the Registrant had outstanding 23,684,948 shares of Class A Common Stock, $.01 par value and 2,664,927 shares of Class B Common Stock, $.01 par value. The Registrant also had 1,263,741 shares of Convertible Preferred Stock, $1 par value, outstanding on December 15, 1997. These shares are immediately convertible into 2,527,482 shares of Class A Common Stock.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                              November 23,          February 23,
                                                                 1997                   1997
                                                             -------------         --------------
                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $     826,000         $   10,431,911
     Restricted cash                                                   245                107,090
     Accounts receivable--
         Less allowances for doubtful
            accounts of $1,926,000 and $1,243,000 at
            November 23, 1997 and February 23, 1997,
            respectively                                        41,466,531             22,247,826
     Inventories (Note 5)                                       51,489,052             42,752,801
     Prepaid expenses and other
         current assets                                          2,743,541              1,956,587
                                                             -------------         --------------
                        Total current assets                    96,525,369             77,496,215
                                                             -------------         --------------
PROPERTY, PLANT & EQUIPMENT, at cost                            38,477,299             56,215,045
     Less - Accumulated depreciation                            24,378,777             33,242,256
                                                             -------------         --------------

                                                                14,098,522             22,972,789
                                                             -------------         --------------
INVESTMENT IN SOLOMON BROTHERS, LIMITED (Note 8)                         -             13,734,000
                                                             -------------         --------------

OTHER ASSETS                                                     3,245,026              7,109,012
                                                             -------------         --------------

                                                             $ 113,868,917         $  121,312,016
                                                             =============         ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 3

                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                         November 23,        February 23,
                                                                             1997                1997
                                                                        -------------       -------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE:
     Notes payable to banks (Note 3)                                    $  26,035,084       $           -
     Senior Secured Notes (Note 3)                                         10,861,000          13,254,000
     Accounts payable                                                      15,646,675           9,537,829
     Accrued expenses                                                       6,783,122          16,934,445
     Accrued taxes                                                            409,735             614,202
                                                                        -------------       -------------
                    Total liabilities not subject to compromise
                                           (current liabilities)           59,735,616          40,340,476
                                                                        -------------       -------------

LONG TERM DEBT, LESS CURRENT PORTION                                                -          78,090,054

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                 82,017,891                   -
                                                                        -------------       -------------

                    Total liabilities                                     141,753,507         118,430,530

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST (Note 7)                                                    209,819           4,996,770
                                                                        -------------       -------------

EXCHANGEABLE PREFERRED STOCK, $1.00
     par value--$14.59 preference value-
         Authorized--200,000 shares
         Issued and outstanding--127,217 and 152,217
           shares, respectively                                             2,038,546           2,373,654
                                                                        -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $1.00 par value-
     Authorized and unissued--800,000 shares                                        -                   -
Convertible preferred stock, $1.00 par
     value, $6.50 preference value
     Authorized--4,000,000 shares
     Issued and outstanding--1,263,741 shares and
         1,302,673 shares, respectively                                     1,263,741           1,302,673
Class A Common Stock, $ .01 par value-
     Authorized--40,000,000 shares
     Issued and outstanding--23,683,647
         and 23,508,096 shares, respectively                                  236,836             235,081
Class B Common Stock, $.01 par value-
     Authorized--8,000,000 shares
     Issued and outstanding--2,664,927 shares                                  26,649              26,649
Additional paid-in capital                                                 76,204,597          75,797,457
Retained deficit                                                         (107,864,778)        (81,850,798)
                                                                        -------------       -------------
                        Total stockholders' equity (deficit)              (30,132,955)         (4,488,938)
                                                                        -------------       -------------
                                                                        $ 113,868,917       $ 121,312,016
                                                                        =============       =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 4

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended              For the Nine Months Ended
                                                ---------------------------------      --------------------------------
                                                  November 23,       November 24,      November 23,        November 24,
                                                      1997               1996              1997                1996
                                                -------------       -------------      -------------      -------------
NET SALES                                       $  41,745,093       $  80,527,978      $  97,482,703      $ 181,984,187

COST OF SALES                                      35,941,014          55,154,612         80,819,519        123,536,397

INVENTORY CHARGE (Note 4)                                   -                   -                  -         35,521,000
                                                -------------       -------------      -------------      -------------
     Gross profit                               $   5,804,079       $  25,373,366      $  16,663,184      $  22,926,790

SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                        6,456,293          19,419,199         21,586,196         58,892,003
                                                -------------       -------------      -------------      -------------

     Income (loss) from operations              $    (652,214)      $   5,954,167      $  (4,923,012)     $ (35,965,213)

INTEREST EXPENSE, net (contractual
     interest $3,566,941 and $9,155,654
     respectively)                                 (3,414,575)         (4,023,964)        (9,003,288)       (11,607,065)

NET LOSS ON SALES OF REAL ESTATE                     (226,053)           (742,330)           (40,186)          (742,330)

NET INVESTMENT LOSS (Note 8)                      (10,589,877)                  -        (10,667,468)                 -

GAIN ON SALE OF GL
     ASSETS (Note 8)                                1,096,096                   -           1,096,096                 -

MINORITY INTEREST                                           -             (91,999)             59,833            49,311
                                                -------------       -------------      -------------      -------------

Income (loss) before reorganization items
     and income taxes                           $ (13,786,623)      $   1,095,874      $  (23,478,025)    $ (48,265,297)

REORGANIZATION ITEMS (Note 1)                      (1,884,568)                  -          (1,884,568)                -
                                                -------------       -------------      -------------      -------------

     Income (loss) before income taxes          $ (15,671,191)      $   1,095,874      $  (25,362,593)    $ (48,265,297)

PROVISION FOR INCOME TAXES                             63,000              60,000             189,000           200,025
                                                -------------       -------------      -------------      -------------

     Net Income (loss)                          $ (15,734,191)      $   1,035,874      $  (25,551,593)    $ (48,465,322)
                                                -------------       -------------      -------------      -------------

ACCRETION OF DISCOUNT AND
     DIVIDENDS ON PREFERRED STOCKS                    150,234             232,890             462,387           575,050
                                                -------------       -------------      -------------      -------------

     Income (loss) attributable to common
        stockholders                            $ (15,884,425)      $     802,984      $  (26,013,980)    $ (49,040,372)
                                                -------------       -------------      -------------      -------------

INCOME (LOSS) PER COMMON SHARE
                     (Note 6):                  $       (0.60)      $        0.03      $        (0.99)    $       (1.94)
                                                =============       =============      ==============     =============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING (Note 6):                  26,346,916          25,966,119          26,319,784        25,330,088
                                                =============       =============      ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Nine Months Ended
                                                                         ----------------------------------
                                                                           November 23,        November 24,
                                                                               1997                1996
                                                                         --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (25,551,593)     $  (48,465,322)
Adjustments to reconcile net loss
     to net cash used in operating activities-
     Depreciation and amortization                                              821,607           2,428,956
     Minority interest                                                          (59,833)           (49,311)
     Net loss on sales of assets and investments                              9,611,558             742,330
     Inventory charge                                                                 -          35,521,000
     Receivable charge                                                                -           5,471,000
     Change in assets and liabilities--
        Decrease (increase) in accounts
            receivable                                                      (20,883,073)        (23,710,061)
        Decrease (increase) in inventory                                     (9,203,181)          8,688,255
        Decrease (increase) in prepaid
            expenses and other current assets                                  (840,340)         (3,148,465)
        Decrease (increase) in other assets                                     491,372             385,629
        Increase (decrease) in accounts
            payable                                                           6,108,846           2,473,671
        Increase (decrease) in accrued
            expenses                                                         (2,499,878)         (2,073,669)
        Increase (decrease) in accrued taxes                                     24,246             (13,646)
        Increase (decrease) in other
            liabilities                                                               -             (59,531)
                                                                         --------------      --------------
                        Net cash used in operating
                            activities                                   $  (41,980,269)     $  (21,809,164)
                                                                         --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     $   (1,843,392)     $   (2,307,208)
Proceeds from sale of certain assets of subsidiary                            8,683,667                   -
Proceeds from sale of investments                                             3,804,863                   -
Investment in affiliates                                                     (3,445,993)         (1,481,103)
Proceeds from sale of fixed assets                                            1,489,070           5,135,955
                                                                         --------------      --------------

                        Net cash provided by investing activities        $    8,688,215      $    1,347,644
                                                                         --------------      --------------


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

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 6

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                          For the Nine Months Ended
                                                                     -----------------------------------
                                                                       November 23,        November 24,
                                                                           1997                 1996
                                                                     --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities                              $  (83,411,173)      $ (160,742,252)
Proceeds from borrowings under
     revolving credit facilities                                        109,446,257          177,096,717
Payments on long-term debt                                              (15,647,000)            (211,755)
Proceeds from issuance of debt                                           13,254,000                    -
Proceeds from issuance of common stock                                        3,839               40,989
Payment of dividend                                                         (66,625)            (131,042)
Decrease (increase) in restricted cash                                      106,845               (3,293)
                                                                     --------------       --------------
                  Net cash provided by financing activities          $   23,686,143       $   16,049,364
                                                                     --------------       --------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            $   (9,605,911)      $   (4,412,156)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                 10,431,911            5,151,929
                                                                     --------------       --------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                   $      826,000       $      739,773
                                                                     ==============       ==============
SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period for:
     Interest                                                        $    6,712,136       $   12,572,804
     Income taxes                                                           174,332              258,600
     Reorganization expenses (Note 1)                                     1,884,568                    -

NON-CASH ACTIVITIES:
Transfer of 13% Senior Subordinated Notes due May 1998,
13% Senior Subordinated Notes due December 1998, accrued
interest and other claims (Note 1)                                   $   82,017,891       $            -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 7

                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 23, 1997

(1)   Chapter 11 Bankruptcy Filing

On November 17, 1997, Town & Country Corporation (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Massachusetts. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-Possession. These claims are reflected in the November 23, 1997, consolidated balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The subsidiaries of the Debtor are not parties to the filing and their assets and liabilities are treated as unaffected by the filing.

The Debtor believes, after a preliminary review that there is sufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations represented by the 15% Senior Secured Notes due February 1998. However, the Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations represented by the 13% Senior Subordinated Notes due May 1998 and the 13% Senior Subordinated Notes due December 1998. Contractual interest on the 13% Notes due in May and December 1998 amounts to $6.1 million in the aggregate, which is $0.2 million in excess of reported interest expense (net of amortization) included in the three and nine month periods ended November 23, 1997; therefore, the Debtor has discontinued accruing interest on these obligations. Refer to Note 3 for a discussion of the modifications to the Debtor's credit arrangements entered into as a consequence of the Chapter 11 filing.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 8


Liabilities subject to compromise consist of the following (000's):

  13% Senior Subordinated Notes due May, 1998, net                $    69,829
  Accrued Interest                                                      5,074
  13% Senior Subordinated Notes due December, 1998, net                 6,886
  Priority tax claims                                                     229
                                                                  -----------
  Total third party liabilities                                        82,018
  Intercompany claims                                                  14,653
                                                                  -----------
                                                                  $    96,671
                                                                  ===========

                                                        CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                                                  November 23, 1997 (000's)
                                                    --------------------------------------------------------
                                                      Parent
                                                     Company
CONSOLIDATING STATEMENT                             (Debtor-in-
OF OPERATIONS                                       Possession)   Subsidiaries   Eliminations   Consolidated
-----------------------                             ----------    ------------   ------------   ------------
NET SALES                                           $        -      $ 97,483         $  -         $ 97,483
COST OF SALES                                                -        80,820            -           80,820
                                                    ----------      --------         ----         --------
    Gross profit                                             -        16,663            -           16,663
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                                    14        21,572            -           21,586
                                                    ----------      --------         ----         --------
    Income (loss) from operations                          (14)       (4,909)           -           (4,923)
INTEREST EXPENSE, net                                   (8,161)         (842)           -           (9,003)
GAIN (LOSS) ON SALES OF ASSETS
  AND INVESTMENTS, net                                 (10,557)          946            -           (9,611)
MINORITY INTEREST                                            -             -           60               60
                                                    ----------      --------         ----         --------
    Income (loss) before reorganization
      items and income taxes                           (18,732)       (4,805)          60          (23,477)
REORGANIZATION ITEMS                                    (1,885)            -            -           (1,885)
                                                    ----------      --------         ----         --------
    Income (loss) before income taxes                  (20,617)       (4,805)          60          (25,362)

PROVISION FOR INCOME TAXES                                  20           169            -              189
                                                    ----------      --------         ----         --------
    Net income (loss)                               $  (20,637)     $ (4,974)        $ 60         $(25,551)
                                                    ==========      ========         ====         ========

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 9

                                                                                November 23, 1997 (000's)
                                                                 ------------------------------------------------------
CONSOLIDATING BALANCE SHEET                                         Parent
---------------------------                                        Company
                                                                 (Debtor-in-
ASSETS                                                           Possession)   Subsidiaries   Eliminations    Consolidated
------                                                           -----------   ------------   ------------    ------------
CURRENT ASSETS                                                    $    (19)     $  96,544      $       -       $  96,525
PROPERTY, PLANT &
  EQUIPMENT, net                                                         -         15,380         (1,281)         14,099
INTERCOMPANY RECEIVABLES                                             7,794         14,656        (22,450)              -
INVESTMENT IN SUBSIDIARIES                                          74,934              -        (74,934)              -
OTHER ASSETS                                                           659          2,586              -           3,245
                                                                  --------      ---------      ---------       ---------
                           Total Assets                           $ 83,368      $ 129,166      $ (98,665)      $ 113,869
                                                                  ========      =========      =========       =========


                                                                                 November 23, 1997 (000's)
                                                                 ---------------------------------------------------------

                                                                  Parent
                                                                  Company
LIABILITIES AND STOCKHOLDERS'                                    (Debtor-in-
EQUITY (DEFICIT)                                                 Possession)   Subsidiaries   Eliminations    Consolidated
----------------                                                 -----------   ------------   ------------    ------------
LIABILITIES NOT SUBJECT TO COMPROMISE:
    Notes payable                                                $        -     $  26,035      $       -       $  26,035
    Senior Secured Notes                                             10,861             -              -          10,861
    Accounts payable                                                      -        15,647              -          15,647
    Accrued expenses                                                    160         6,623              -           6,783
    Accrued income taxes                                                  -           410              -             410
                                                                 ----------     ---------       --------        --------
          Total liabilities not subject to compromise
                                 (current liabilities)               11,021        48,715              -          59,736
                                                                 ----------     ---------       --------        --------

LIABILITIES SUBJECT TO COMPROMISE
    Intercompany payables                                            14,656         7,794        (22,450)              -
    Other liabilities                                                82,018             -              -          82,018
                                                                 ----------     ---------       --------        --------
          Total  liabilities subject to compromise                   96,674         7,794        (22,450)         82,018

MINORITY INTEREST                                                         -             -            210             210
EXCHANGEABLE PREFERRED STOCK                                          2,038                            -           2,038
STOCKHOLDERS' EQUITY (DEFICIT)                                      (26,365)       72,657        (76,425)        (30,133)
                                                                 ----------     ---------       --------        --------
                                                                    (24,327)       72,657        (76,215)        (27,885)

Total Liabilities and Stockholders Equity (Deficit)              $   83,368     $ 129,166      $ (98,665)      $ 113,869
                                                                 ==========     =========      =========       =========

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 10

CONSOLIDATING STATEMENT                                       November 23, 1997 (000's)
OF CASH FLOWS                              --------------------------------------------------------------
-------------                                Parent
                                            Company
                                           (Debtor-in-
                                           Possession)     Subsidiaries     Eliminations     Consolidated
                                           -----------     ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     $  (24,629)      $  (29,686)      $   12,335      $  (41,980)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            862            7,826                -           8,688

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                         16,057           19,964          (12,335)         23,686
                                           ----------       ----------        ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         $   (7,710)      $   (1,896)      $        -      $   (9,606)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           7,715            2,717                -          10,432
                                           ----------       ----------        ---------       ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $        5       $      821       $        -      $      826
                                           ==========       ==========       ==========      ==========


(2)      Significant Accounting Policies

The unaudited consolidated financial statements presented herein have been prepared by Town & Country Corporation (collectively with its consolidated subsidiaries the "Company") and contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly and on a basis consistent with the consolidated financial statements for the year ended February 23, 1997, and those required to meet the disclosure standards for companies reporting while in Chapter 11, the Company's financial position as of November 23, 1997, and the results of its operations for the three and nine month periods ended November 23, 1997, and November 24, 1996, and cash flows for the nine month periods ended November 23, 1997, and November 24, 1996.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary. On April 18, 1997, the Company sold certain assets of its Gold Lance ("GL") subsidiary. The comparability of the accompanying financial statements is affected by these transactions as described in Note 8.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 11

The results of operations for the nine months ended November 23, 1997, are not necessarily indicative of the results to be expected for the year due to the seasonal nature of the Company's operations.

The significant accounting policies followed by the Company are set forth in Note (2) of the Company's consolidated financial statements for the year ended February 23, 1997, which have been included in the Annual Report on Form 10-K, Commission File Number 0-14394, for the fiscal year ended February 23, 1997. The Company has made no change in these policies during the nine months ended November 23, 1997.

Certain reclassifications have been made to the prior period's financial statements to conform with the presentation of the fiscal 1998 financial statements.

(3)      Loan Arrangements

To facilitate the ability of the Town & Country Corporation's (individually "TCC") domestic operating subsidiaries to continue to utilize their credit facility with Foothill Capital Corporation ("Foothill") without disruption while TCC reorganizes, Foothill, TCC, and TCC's domestic operating subsidiaries, in November 1997, entered into an amendment to the Foothill Agreement pursuant to which TCC agreed to guaranty the obligations of its domestic operating subsidiaries to Foothill during the pendency of TCC's bankruptcy case, and Foothill waived the event of default otherwise occasioned by TCC's bankruptcy case. The effect of the amendment and guaranty is to convert TCC from a co-borrower of Foothill into a guarantor of TCC's subsidiaries' obligations to Foothill during the bankruptcy case. Foothill's claim under the guaranty is part of the Foothill bankruptcy claim, and is secured by a lien on property of the estate of TCC (other than avoiding power recoveries) of the same scope and priority as existed pre-petition. The current intent is that TCC revert to co-borrower status upon the effective date of the plan of reorganization. TCC's intent is that Foothill's secured status be preserved during the case, and neither improved nor diminished.

To facilitate the ability of TCC's domestic operating subsidiaries to continue to utilize their precious metals consignment facility with Fleet Precious Metals, Inc. ("Fleet") without disruption while TCC reorganizes, Fleet, TCC, and TCC's domestic operating subsidiaries, in November 1997, entered into an amendment of the Gold Agreement pursuant to which TCC agreed to guaranty the obligations of its domestic operating subsidiaries to Fleet during the pendency of TCC's bankruptcy case, and Fleet waived the event of default otherwise occasioned by TCC's bankruptcy case. The effect of the amendment and guaranty is to convert TCC from a co-consignee of Fleet into a guarantor of TCC's subsidiaries' obligations to Fleet during the bankruptcy case. Fleet's claim under the guaranty is part of the Fleet bankruptcy claim, and is secured by a lien on property of the estate of TCC (other than avoiding power recoveries) of the same scope and priority as existed pre-petition. The current intent is that TCC revert to co-consignee status upon the effective date of the plan of reorganization. TCC's intent is that Fleet's secured status be preserved during the case, and neither improved nor diminished.

At maturity on September 15, 1997, the Company repaid $13.3 million of 11-1/2% Senior Secured Notes. This debt was repaid with the issuance of new Senior Secured Notes

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 12


("New Notes") which bear interest at a rate of 15% per annum, pay interest monthly and have a maturity date of February 15, 1998. The New Notes have essentially the same terms as the 11 1/2% Senior Secured Notes. The Company's loan agreement with Foothill and the Collateral Agency and Intercreditor Agreement with Foothill, Fleet, Bankers Trust and the Collateral Agent were amended on September 15, 1997, to provide for the New Notes. In October 1997, $0.1 million of the New Notes were redeemed. In November 1997, $2.3 million in New Notes were redeemed with proceeds realized on the sale of the Company's investment in Solomon Brothers Limited (see Note 8).

On May 30, 1997, the Company completed an amendment (the "Amended Agreement") to its July 3, 1996, credit agreement (the "Agreement") with Foothill to reflect changes which have taken place in the Company. The Amended Agreement provides senior secured financing consisting of a revolving credit facility and a letter of credit in support of a Gold Consignment Facility provided by Fleet. The aggregate amount of the combined facilities, which may be outstanding at any date, is $55 million.

The revolving credit facility has a maximum amount of $40 million from February through November and $45 million from December through January. The letter of credit has a maximum amount of $20 million from February through November and $15 million from December through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures, as defined. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

As of November 23, 1997, approximately $25.8 million was outstanding under the Company's revolving credit agreement with Foothill and approximately 41,000 ounces of gold, valued at approximately $12.3 million, were on consignment under the Company's domestic gold consignment facility.

The Company made a semiannual cash interest payment of approximately $4.5 million on May 15, 1997, on the 13% Senior Subordinated Notes, due May 31, 1998.

At November 23, 1997, a foreign subsidiary of the Company had an agreement with a gold supplier to provide secured gold consignment availability of approximately 4,800 troy ounces. As of November 23, 1997, approximately 3,000 ounces of gold, valued at approximately $1.0 million, were on consignment under this gold consignment facility. Subsequent to the end of the quarter the term of the credit facility supporting this agreement expired and the facility was not renewed. This subsidiary has credit facilities which currently provide approximately $2.1 million commercial financing with approximately $0.2 million outstanding at November 23, 1997.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 13


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

(5)      Inventories

Inventories consisted of the following:

                                        November 23,        February 23,
                                            1997                1997
                                        ------------       ------------
         Raw Materials                 $   7,673,688       $  8,547,459
         Work-in-Process                   8,051,795          5,643,042
         Finished Goods                   35,763,569         28,562,300
                                        ------------       ------------
                                        $ 51,489,052       $ 42,752,801
                                        ============       ============


(6)      Income (Loss) Per Common Share

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

(8)      Sales of Assets

L.G. Balfour Company, Inc.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 14

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

The Balfour Sale did not include any real property. The prime component of real property owned by Balfour was a facility in Attleboro, Massachusetts, which had a net book value of approximately $2.3 million and a fair value of approximately $1.4 million. A $1.1 million impairment of the carrying value of the facility was recognized in association with this transaction and is included as a component of the gain recognized on the sale in the fourth quarter of fiscal 1997 and reduced the carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheet as of February 23, 1997. In November 1997, this property was sold. Net proceeds of approximately $1.2 million were used to partially repay Foothill.

The Balfour Sale did not include the assumption of a lease facility in North Attleboro, Massachusetts. On April 24, 1997, the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility is until July 31, 1999, at an annual cost of approximately $0.2 million. The Company has been subleasing the remaining space to CBI on a temporary basis. The Company had assumed that the facility would remain vacant after CBI vacated for the remainder of the lease term and accrued approximately $0.4 million which is included in accrued expenses in the accompanying consolidated balance sheet as of February 23, 1997. However, CBI has decided to remain in this facility and, effective January 1, 1998, the lease has been assigned to CBI and there will be no further liability.

The accompanying consolidated balance sheets as of February 23, 1997, and November 23, 1997, include assets of Balfour consisting primarily of real estate and their associated liabilities discussed above. The Purchase Price Adjustment was included in accrued expenses as of February 23, 1997, and was paid in the first quarter of fiscal 1998. Other remaining assets and liabilities are not material to the financial position of the Company as of February 23, 1997, and November 23, 1997.

The accompanying consolidated statement of operations includes the following amounts associated with Balfour:

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 15


                                        For the Three       For the Nine
                                         Months Ended       Months Ended
                                      November 24, 1996   November 24, 1996
                                      -----------------   -----------------
Net sales                              $  19,534,498      $  55,520,590
Cost of sales                              8,761,742         27,021,311
                                       -------------      -------------
    Gross profit                       $  10,772,756      $  28,499,279
Selling, general and
  administrative expenses                 10,445,695         27,594,931
                                       -------------      -------------
    Income from operations             $     327,061      $     904,348
                                       =============      =============

GL, Inc.

On April 18, 1997, the Company sold certain assets of its GL subsidiary to Jostens, Inc. (the "GL Sale"). Prior to or at closing, on April 18, 1997, the Company received cash equal to the purchase price of approximately $10.8 million, less $2.5 million (the "Contingent Payment"), the payment of which was contingent on the operating performance of GL during a transition period between April 18, 1997, and July 31, 1997 (the "Transition Period"). The Company recorded a loss in the fourth quarter of fiscal 1997 of $5.0 million on the GL Sale. On November 14, 1997, the Company agreed to a settlement with regard to the Contingent Payment. Under the terms of the settlement Jostens paid the Company $1 million which is recognized as a gain on sale of GL assets and was used to partially repay Foothill.

The GL Sale did not include any real property. The prime component of real property owned by GL is a facility in Houston, Texas, which had a net book value of approximately $1.5 million and a fair value of approximately $0.7 million. A $0.8 million impairment of the carrying value of the facility has been recognized in association with this sale and is included as a component of the $5.0 million loss recognized on the sale. The carrying value of the facility included in property, plant and equipment in the accompanying consolidated balance sheets reflects such impairment as of February 23, 1997, and November 23, 1997. The Company operated the property during the Transition Period. It is possible that the Company will be required to hold the facility for an unspecified amount of time before being able to complete a sale.

The accompanying consolidated balance sheet as of February 23, 1997, includes the assets and liabilities of GL. The assets consist primarily of approximately $2.1 million in accounts receivable, $6.9 million of property, plant and equipment, net and $2.1 million in other assets primarily related to goodwill and samples. The liabilities consist primarily of $0.5 million in accounts payable and $4.5 million in accruals. Approximately $4.2 million of losses accrued as part of the sale are included in accrued expenses of which approximately $1.3 million relates to financial advisor, legal and other transaction costs associated with the sale. As of November 23, 1997, significant remaining assets and liabilities of GL consist primarily of the real estate discussed above, extinguishment of transaction costs, accounts payable and the accrued liabilities in the ordinary course and contingencies associated with the Transition Period.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 16


The accompanying consolidated statements of operations include the following amounts associated with GL:

                                    For the three months ended             For the nine months ended
                                     November 23,     November 24,      November 23,        November 24,
                                         1997           1996               1997                1996
                                     ------------     ------------      ------------        ------------
Net sales                            $       -        $4,373,223        $  5,150,217       $ 10,342,943
Cost of sales                            3,877         2,789,542           3,490,451          6,856,837
                                     ---------        ----------        ------------       ------------
    Gross profit (loss)              $  (3,877)       $1,583,681        $  1,659,766       $  3,486,106
Selling, general and
  administrative expenses               85,709         1,601,033           2,225,556          4,176,883
                                     ---------        ----------        ------------       ------------
    Loss from operations             $ (89,586)       $  (17,352)       $   (565,790)      $   (690,777)
                                     =========        ==========        ============       ============


Solomon Brothers Limited

In November 1997, the Company sold 327,000 shares of preferred stock in Solomon Brothers Limited, a Bahamian retailer, for the approximate sum of $2.8 million (the "proceeds"). Included in net investment loss in the accompanying statements of operations is a loss of approximately $11.0 million associated with this sale. The holders of the New Notes had a first security interest in the proceeds and approximately $2.3 million of the net proceeds from such sales were used to partially redeem New Notes. The holders of the New Notes released the remaining $0.5 million of such proceeds to the Company.

Little Switzerland, Inc.

During the third quarter, the Company sold 166,745 shares of common stock of Little Switzerland, Inc. for approximately $1.0 million. As a result of the sale and the exchange of 25,000 shares of Exchangable Preferred Stock, the Company recorded a gain on the sale of investments of approximately $0.4 million, which is included in loss on sales of investments, net, in the accompanying consolidated statements of operations for the three and nine months ended November 23, 1997.

Sale of Real Estate

On November 14, 1996, the Company sold its building in New York City for a gross sale price of $6.2 million, of which $5.3 million was paid at closing. The remaining $0.9 million was paid on January 15, 1997. In the interest of generating cash on the sale of the property as quickly as possible, management accepted an offer for less than the net book value of the property. As a result, the Company sustained a loss of approximately $0.8 million on the sale which is reflected in the accompanying consolidated statements of operations.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 17


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believe," "estimate," projected," or similar expressions are intended to identify forward-looking statements. Such forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. All such forward-looking statements speak only as of the date on which such statement is made. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the Company's subsequent filings with the Securities and Exchange Commission.

Any change in the following factors may impact the achievement of results in forward-looking statements: the outcome of the Company's proceeding in Chapter 11; the price of gold; the seasonality of the Company's business; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; competitive pricing; the ability of the Company to respond to customer delivery schedules and improve operating efficiencies.

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.

CHAPTER 11 BANKRUPTCY FILING

On November 17, 1997, Town & Country Corporation (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Massachusetts. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-Possession. These claims are reflected in the November 23, 1997, consolidated balance sheet as "Liabilities Subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The subsidiaries of the Debtor are not parties to the filing and their assets and liabilities are treated as unaffected by the filing.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 18

The Debtor believes, after a preliminary review that there is sufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations represented by the 15% Senior Secured Notes due February 1998. However, the Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations represented by the 13% Senior Subordinated Notes due May 1998 and the 13% Senior Subordinated Notes due December 1998. Contractual interest on the 13% Notes due in May and December 1998 amounts to $6.1 million in the aggregate, which is $0.2 million in excess of reported interest expense (net of amortization) included in the three and nine month periods ended November 23, 1997; therefore, the Debtor has discontinued accruing interest on these obligations. Refer to Note 3 for a discussion of the modifications to the Debtor's credit arrangements entered into as a consequence of the Chapter 11 filing.

AMERICAN STOCK EXCHANGE DELISTING

On December 8, 1997, as a result of non-compliance by the Company with the guidelines for listing, the American Stock Exchange removed the Company's Class A Common Stock from listing and registration on the exchange. The non-compliance items included recurring losses, shareholders' and working capital deficits, the Company's February 23, 1997 qualified audit opinion and TCC's recent filing under Chapter 11 of the United States Bankruptcy Code.

FINANCIAL CONDITION

To facilitate the ability of the Town & Country Corporation's (individually "TCC") domestic operating subsidiaries to continue to utilize their credit facility with Foothill Capital Corporation ("Foothill") without disruption while TCC reorganizes, Foothill, TCC, and TCC's domestic operating subsidiaries, in November 1997, entered into an amendment to the Foothill Agreement pursuant to which TCC agreed to guaranty the obligations of its domestic operating subsidiaries to Foothill during the pendency of TCC's bankruptcy case, and Foothill waived the event of default otherwise occasioned by TCC's bankruptcy case. The effect of the amendment and guaranty is to convert TCC from a co-borrower of Foothill into a guarantor of TCC's subsidiaries' obligations to Foothill during the bankruptcy case. Foothill's claim under the guaranty is part of the Foothill bankruptcy claim, and is secured by a lien on property of the estate of TCC (other than avoiding power recoveries) of the same scope and priority as existed pre-petition. The current intent is that TCC revert to co-borrower status upon the effective date of the plan of reorganization. TCC's intent is that Foothill's secured status be preserved during the case, and neither improved nor diminished.

To facilitate the ability of TCC's domestic operating subsidiaries to continue to utilize their precious metals consignment facility with Fleet Precious Metals, Inc. ("Fleet") without disruption while TCC reorganizes, Fleet, TCC, and TCC's domestic operating subsidiaries, in November 1997, entered into an amendment of the Gold Agreement pursuant to which TCC agreed to guaranty the obligations of its domestic operating subsidiaries to Fleet during the pendency of TCC's bankruptcy case, and Fleet waived the event of default otherwise occasioned by TCC's bankruptcy case. The effect of the amendment and guaranty is to convert TCC from a co-consignee of Fleet into a guarantor of TCC's subsidiaries' obligations to Fleet during the bankruptcy case. Fleet's

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 19

claim under the guaranty is part of the Fleet bankruptcy claim, and is secured by a lien on property of the estate of TCC (other than avoiding power recoveries) of the same scope and priority as existed pre-petition. The current intent is that TCC revert to co-consignee status upon the effective date of the plan of reorganization. TCC's intent is that Fleet's secured status be preserved during the case, and neither improved nor diminished.

At maturity on September 15, 1997, the Company repaid $13.3 million of 11-1/2% Senior Secured Notes. This debt was repaid with the issuance of new Senior Secured Notes ("New Notes") which bear interest at a rate of 15% per annum, pay interest monthly and have a maturity date of February 15, 1998. The New Notes have essentially the same terms as the 11 1/2% Senior Secured Notes. The Company's loan agreement with Foothill and the Collateral Agency and Intercreditor Agreement with Foothill, Fleet, Bankers Trust and the Collateral Agent were amended on September 15, 1997, to provide for the New Notes. In October 1997, $0.1 million of the New Notes were redeemed. In November 1997, $2.3 million in New Notes were redeemed with proceeds realized on the sale of the Company's investment in Solomon Brothers Limited (see Note 8).

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

The revolving credit facility has a maximum amount of $40 million from February through November and $45 million from December through January. The letter of credit has a maximum amount of $20 million from February through November and $15 million from December through January. The Agreement is for a period of two years and provides Foothill with an option to renew for three additional years. The loans bear interest at a rate per annum equal to the greater of (a) 2% above the reference rate announced by an identified group of major banks selected by Foothill or (b) 8%. The Amended Agreement contains standard covenants for facilities of this type including financial covenants relating to interest coverage ratio, minimum net worth, debt to EBITDA ratio and limitations on dividends, distributions and capital expenditures, as defined. Advances under the credit line are based on eligible accounts receivables and inventory. Foothill has first priority security interest in the receivables, inventory and substantially all real estate and fixed assets owned by the Company and its domestic subsidiaries subject to Fleet's first position as gold consignor, supported by the letter of credit.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 20


Results of Operations for the Nine Months Ended November 23, 1997 Compared to the Nine Months Ended November 24, 1996

Gross profit and Selling, General and Administrative ("SG&A") expense comparisons exclude the effect of the $35.5 million inventory charge and $5.5 million accounts receivable charge recorded in the second quarter of fiscal year ended February 23, 1997 ("Fiscal 1997").

Consolidated net sales for the nine months ended November 23, 1997, decreased $84.5 million or 46.4% from $182.0 million for the nine months ended November 24, 1996, to $97.5 million for the nine months ended November 23, 1997. Consolidated gross profit for the nine months ended November 23, 1997, was $16.7 million compared with $58.4 million for the nine months ended November 24, 1996. Consolidated gross profit margin decreased from 32.1% for the nine months ended November 24, 1996, to 17.1% for the nine months ended November 23,1997. Consolidated SG&A expenses decreased from $53.4 million for the nine months ended November 24, 1996, to $21.6 million for the nine months ended November 23, 1997. As a percentage of consolidated net sales, consolidated SG&A expenses decreased from 29.3% for the nine months ended November 24, 1996, to 22.1% for the nine months ended November 23, 1997.

On December 16, 1996, the Company sold certain assets and liabilities of its Balfour subsidiary. The accompanying consolidated statement of operations for the nine months ended November 24, 1996, includes net sales of $55.5 million, gross profit of $28.5 million and SG&A expenses of $27.6 million associated with Balfour.

On April 18, 1997, the Company sold certain assets of its Gold Lance subsidiary. The accompanying consolidated statement of operations for the nine months ended November 23, 1997, includes net sales of $5.2 million, gross profit of $1.7 million and SG&A expenses of $2.2 million associated with Gold Lance. The accompanying consolidated statement of operations for the nine months ended November 24, 1996, includes net sales of $10.3 million, gross profit of $3.5 million and SG&A expenses of $4.2 million.

Comparison of operating results for the Company's on-going business (the "Fine Jewelry" business) for the first nine months of fiscal 1998 to the first nine months of fiscal 1997 follows.

Sales of Fine Jewelry decreased $23.9 million or 20.5% from $116.2 million for the nine months ended November 24, 1996, to $92.3 million for the nine months ended November 23, 1997. The decrease is primarily attributable to relative softness in the wholesale jewelry marketplace and some perceived impact of the Company's financial difficulties. The sales mix has also become more concentrated in lower price point categories which are particularly sensitive to decreases in the price of gold.

Gross profit on Fine Jewelry sales decreased from $26.4 million for the nine months ended November 24, 1996, to $15.0 million for the nine months ended November 23, 1997. Gross profit margin on Fine Jewelry sales decreased from 22.8% for the nine

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 21

months ended November 24, 1996, to 16.3% for the nine months ended November 23, 1997. These decreases are primarily the result of the underabsorption of fixed costs due to lower sales volume.

Fine Jewelry SG&A expenses decreased from $21.6 million for the first nine months of fiscal 1997 to $19.3 million the first nine months of fiscal 1998. Fine Jewelry SG&A expenses as a percentage of Fine Jewelry net sales increased from 18.6% for the nine months ended November 24, 1996, to 20.9% for the nine months ended November 23, 1997. The percentage increase is the result of the decrease in sales.

Net interest expense decreased $2.6 million from $11.6 for the nine months ended November 24, 1996, to $9.0 million for the nine months ended November 23, 1997. The Company's average borrowings for the nine months ended November 23, 1997, decreased $20.5 million from $118.0 million for the nine months ended November 24, 1996, to $97.5 million for the nine months ended November 23, 1997. The weighted average interest rate was approximately 11.2% for the first nine months of fiscal 1997 and approximately 10.8% for the first nine months of fiscal 1998. Net interest expense includes bank and gold fees of $2.4 million for the first nine months of fiscal 1997 and $1.3 million for the first nine months of fiscal 1998.

On November 14, 1997, the Company agreed to a settlement with Jostens with regard to the contingent purchase price related to the sale of Gold Lance assets. Under the terms of the settlement Jostens paid the Company $1 million which is recognized as a gain on sale of Gold Lance assets and was used to pay Foothill.

The Company was the owner of 327,000 shares of preferred stock in Solomon Brothers Limited, a Bahamian retailer, which shares it sold in November 1997 for the approximate sum of $2.8 million (the "proceeds"). Included in net investment loss in the accompanying statements of operations is a loss of approximately $11.0 million associated with this sale. The holders of the New Notes have the benefit of a first security interest in the proceeds and approximately $2.3 million of the net proceeds from such sales were used to redeem New Notes. The holders of the New Notes released the other $0.5 million of such proceeds to the Company.

The Company was the owner of 318,962 shares of common stock of Little Switzerland, Inc. Of these shares 152,217 were held by a trust for the benefit of the holders of the Exchangeable Preferred Stock. During the third quarter, the Company sold all of the shares under its control. Proceeds from the sale were approximately $1.0 million. As a result of the sale and the exchange of 25,000 shares of Exchangable Preferred Stock, the Company recorded a gain on the sale of investments of approximately $0.4 million.

During the third quarter, the Company incurred approximately $1.9 million in professional costs related to the Chapter 11 bankruptcy filing.

Although the Company had a taxable loss for the nine months ended November 23, 1997, the Company recorded a tax provision of approximately $189,000. The tax provision was primarily due to the Company's inability to fully recognize the tax benefits of operating losses in certain jurisdictions as well as due to state and foreign income taxes.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 22

Liquidity and Working Capital

Cash used in operating activities during the nine months ended November 23, 1997, was $42.0 million compared with $21.8 million for the nine months ended November 24, 1996. The increase is primarily a result of the relative deterioration in operating performance from year to year and the non-recurring cash benefit from the fiscal 1997 inventory recycling. The Company also used approximately $1.9 million to pay various professional costs related to the Chapter 11 filing.

Cash provided by investing activities for the nine months ended November 23, 1997, was $8.7 million compared to $1.3 million for the nine months ended November 24, 1996. In the current year, the Company benefited from the net proceeds related to the sale of certain assets of its Gold Lance subsidiary of $8.7 million. During the period, the Company paid approximately $3.4 million to acquire the shares of its Essex subsidiary which had been owned by minority shareholders. The Company also generated approximately $3.8 million from the sale of its investment in Little Switzerland, Inc. and Solomon Brothers, Limited.

Cash provided by financing activities was approximately $23.7 million for the nine months ended November 23, 1997, compared with the $16.0 million for the nine months ended November 24, 1996. The change in cash provided by financing activities is the result of higher net borrowings on the Company's revolving credit facility and the pay down of approximately $2.4 million of Senior Secured Notes..

The Company's net cash position decreased from $10.4 million at February 23, 1997, to $0.8 million at November 23, 1997.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Chapter 11 Bankruptcy Filing

         See "Management Discussion and Analysis of Financial Condition and Results of Operations", Chapter 11 Bankruptcy Filing.

Item 5.  Other Events

         Recently, it became apparent that Francis Correra, President of Town & Country Fine Jewelry Group, Inc., and a member of the Company's Board of Directors, would likely not be able to resume his responsibilities at the Company for medical reasons.

         The Board of Directors has hired Ronald Stengel of R.F. Stengel & Company, Inc. as interim Chief Executive Office of the Town & Country Corporation. He has been elected to the Board of Directors. Mr. Stengel is one of the foremost turnaround managers in the Country and recently completed a similar assignment as Chief Executive Officer of Smith Corona.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               99 Waivers of Events of Default with respect to the Non-Compliance Items

               11   Earnings Per Share Computations

               27   Financial Data Schedule

               10.1 Amendment Number Four to Loan Agreement between the Company and Foothill Capital Corporation

               10.2 Amendment Number Five to Loan Agreement between the Company and Foothill Capital Corporation

               10.3 General Continuing Guaranty by Town & Country Corporation in
                    favor of Fleet Precious Metals Inc.

               10.4 Amendment Number One to Second Amended and Restated
                    Consignment Agreement between Town & Country Corporation, Town & Country Fine Jewelry Group, Inc., GL, Inc., L.G. Balfour Company, Inc. and Fleet Precious Metals Inc.


        (b)    Reports on Form 8-K

               On November 25, 1997, the Company filed a Form 8-K reporting the sale of the Company's investment in Solomon Brothers, Limited and the Company's filing for Bankruptcy under Chapter 11.

TOWN & COUNTRY CORPORATION                                             Form 10-Q
                                                                       Page 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TOWN & COUNTRY CORPORATION
                                                       (Registrant)


Date:  January 12, 1998                       /s/ Veronica M. Zsolcsak
                                              ---------------------------------
                                              Veronica M. Zsolcsak
                                              Chief Financial Officer and
                                              Treasurer